Form 10-Q
period 2021-03-31
ACV Auctions Inc.
filed 2021-05-13
CIK 1637873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-40256

ACV Auctions Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2415221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
640 Ellicott Street, #321 Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 553-4070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	ACVA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 7, 2021, there were 19,032,500 shares of the registrant's Class A common stock, and 135,497,249 shares of Class B common stock, each with a par value of $0.001, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding our revenue, operating expenses and other operating results, including our key metrics;
•
our ability to effectively manage our growth;
•
our ability to grow the number of Marketplace Participants on our platform;
•
our ability to acquire new customers and successfully retain existing customers and capture a greater share of wholesale transactions from our existing customers;
•
our ability to increase usage of our platform and generate revenue from our value-added services;
•
anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•
our ability to achieve or sustain our profitability;
•
future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•
the costs and success of our marketing efforts, and our ability to promote our brand;
•
our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•
our ability to obtain, maintain, protect and enforce our intellectual property rights and any costs associated therewith;
•
the effect of COVID-19 or other public health crises on our business and the global economy;
•
our ability to compete effectively with existing competitors and new market entrants;
•
our ability to expand internationally;
•
our ability to identify and complete acquisitions that complement and expand our reach and platform;
•
our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States and other jurisdictions where we elect to do business; and
•
the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made, and we undertake no obligation to update them to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.

Unless the context otherwise indicates, references in this report to the terms “ACV Auctions,” “ACV,” “the Company,” “we,” “our” and “us” refer to ACV Auctions Inc. and its subsidiaries.

We may announce material business and financial information to our investors using our investor relations website (www.investors.acvauto.com). We therefore encourage investors and others interested in ACV to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls.

SUMMARY RISK FACTORS

Investing in our Class A Common Stock involves numerous risks, including the risks described in “Part II—Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of our principal risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects

•
Our recent, rapid growth may not be indicative of our future growth.
•
We have a history of operating losses and we may not achieve or maintain profitability in the future.
•
We have a limited operating history, and our future results of operations may fluctuate significantly due to a wide range of factors, which makes it difficult to forecast our future results of operations.
•
Our ability to expand our products and services may be limited, which could negatively impact our growth rate, revenue and financial performance.
•
We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business and results of operations.
•
Our business is sensitive to changes in the prices of used vehicles.
•
Decreases in the supply of used vehicles coming to the wholesale market may impact sales volumes, which may adversely affect our revenue and profitability.
•
The loss of sellers could adversely affect our results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
•
We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.
•
Prospective purchasers of vehicles may choose not to shop online, which would prevent us from growing our business.
•
Failure to properly and accurately inspect the condition of vehicles sold through our marketplace, or to deal effectively with fraudulent activities on our platform, could harm our business.
•
Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our financial condition and operating results.
•
General business and economic conditions, and risks related to the larger automotive ecosystem, including customer demand, could reduce auto sales and profitability, which may harm our business.
•
We may not properly leverage or make the appropriate investment in technology advancements, which could result in the loss of any sustainable competitive advantage in products, services and processes.
•
We rely on third-party technology and information systems to complete critical business functions and such reliance may negatively impact our business.
•
A significant disruption in service of, or other performance or reliability issues with, our platform could damage our reputation and result in a loss of customers, which could harm our brand or our business.
•
Failure to adequately obtain, maintain, protect and enforce our intellectual property rights, including our technology and confidential information, could harm our business.
•
We operate in highly regulated industries and either are or may be subject to a wide range of federal, state and local laws and regulations and our failure to comply with these laws and regulations may force us to change our operations or harm our business.
•
We previously identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Revenue:
Marketplace and service revenue	$58,392	$34,596
Customer assurance revenue	10,694	7,641
Total revenue	69,086	42,237
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	29,509	21,607
Customer assurance cost of revenue (excluding depreciation & amortization)	9,386	7,280
Operations and technology	21,591	16,946
Selling, general, and administrative	23,965	23,071
Depreciation and amortization	1,768	1,209
Total operating expenses	86,219	70,113
Loss from operations	(17,133)	(27,876)
Other income (expense):
Interest income	26	509
Interest expense	(210)	(111)
Total other income (expense)	(184)	398
Loss before income taxes	(17,317)	(27,478)
Provision for income taxes	58	47
Net loss	$(17,375)	$(27,525)
Weighted-average shares - basic and diluted	34,288,035	21,197,244
Net loss per share - basic and diluted	$(0.51)	$(1.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three months ended March 31,
	2021	2020
Net loss	$(17,375)	$(27,525)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	50	(7)
Comprehensive loss	$(17,325)	$(27,532)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Current Assets :
Cash and cash equivalents	$659,688	$233,725
Trade receivables (net of allowance of $2,591 and $2,093)	188,524	104,138
Finance receivables (net of allowance of $61 and $40)	16,044	8,501
Other current assets	12,846	8,041
Total current assets	877,102	354,405
Property and equipment, net	5,499	4,912
Goodwill	21,820	21,820
Acquired intangible assets, net	10,673	11,491
Internal-use software costs, net	9,652	7,775
Operating lease right-of-use assets	1,823	2,000
Other assets	1,280	2,147
Total assets	927,849	404,550
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities :
Accounts payable	293,395	151,967
Accrued payroll	11,858	8,109
Accrued other liabilities	7,455	4,375
Deferred revenue	3,785	1,504
Operating lease liabilities	766	746
Total current liabilities	317,259	166,701
Long-term operating lease liabilities	1,122	1,323
Long-term debt	6,582	4,832
Other long-term liabilities	5,137	5,054
Total liabilities	$330,100	$177,910
Commitments and Contingencies (Note 6)
Convertible Preferred Stock :
Convertible preferred stock; $0.001 par value; 0 and 230,538,501 shares authorized; 0 and 115,269,221 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	366,332
Stockholders' Equity (Deficit) :
Preferred Stock; $0.001 par value; 20,000,000 and 0 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Common stock; $0.001 par value; 0 and 311,100,000 shares authorized; 0 and 22,331,842 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	-	22
Common stock - Class A; $0.001 par value; 2,000,000,000 and 0 shares authorized; 19,032,500 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	19	-
Common Stock - Class B; $0.001 par value; 160,000,000 and 0 shares authorized; 135,494,653 and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	135	-
Additional paid-in capital	781,956	27,322
Accumulated deficit	(184,354)	(166,979)
Accumulated other comprehensive loss	(7)	(57)
Total stockholders' equity (deficit)	597,749	(139,692)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$927,849	$404,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Common Stock Class A		Common Stock Class B				Accumulated	Total
									Additional		Other	Stockholders'
				Par		Par		Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2020	115,269,221	$366,332	22,331,842	$22	-	$-	-	$-	$27,322	$(166,979)	$(57)	$(139,692)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs					16,550,000	17			385,001			385,018
Issuance of common stock from the exercise of stock options			375,971	-			119	-	549			549
Stock-based compensation									2,867			2,867
Conversion of redeemable convertible preferred stock to Class B common stock in connection with initial public offering	(115,269,221)	$(366,332)					115,269,221	115	366,217			366,332
Sale of Class B common stock to underwriters					2,482,500	2	(2,482,500)	(2)				0
Reclassification of common stock to class B common stock			(22,707,813)	(22)			22,707,813	22				0
Other comprehensive income											50	50
Net Loss										(17,375)		(17,375)
Balance as of March 31, 2021	-	$-	-	$-	19,032,500	$19	135,494,653	$135	$781,956	$(184,354)	$(7)	$597,749

	Convertible Preferred Stock		Common Stock		Common Stock Class A		Common Stock Class B				Accumulated	Total
									Additional		Other	Stockholders'
				Par		Par		Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2019	110,627,173	$311,468	21,078,342	$22	-	$-	-	$-	$19,796	$(125,959)	$(1)	$(106,142)
Issuance of common stock from the exercise of stock options			243,531					-	89			89
Stock-based compensation									2,097			2,097
Other comprehensive income											(7)	(7)
Net Loss										(27,525)		(27,525)
Balance as of March 31, 2020	110,627,173	$311,468	21,321,873	$22	-	$-	-	-	$21,982	$(153,484)	$(8)	$(131,488)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(17,375)	$(27,525)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,891	1,445
Stock-based compensation expense	2,867	2,097
Provision for bad debt	777	2,161
Non-cash operating lease costs	(3)	2
Other non-cash, net	165	90
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(85,136)	18,867
Other current assets	(4,805)	(1,636)
Accounts payable	138,430	(26,549)
Accrued payroll	3,750	2,232
Accrued other liabilities	3,078	(1,531)
Deferred revenue	2,281	(1,469)
Other long-term liabilities	80	25
Other assets	(136)	(111)
Net cash provided by (used in) operating activities	45,864	(31,902)
Cash Flows from Investing Activities
Net increase in finance receivables	(7,570)	(2,515)
Purchases of property and equipment	(692)	(1,486)
Capitalization of software costs	(2,296)	(1,042)
Net cash provided by (used in) investing activities	(10,558)	(5,043)
Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	388,359	-
Proceeds from long term debt	1,750	3,387
Proceeds from exercise of common stock options	548	89
Other financing activities, net	-	(22)
Net cash provided by (used in) financing activities	390,657	3,454
Net increase (decrease) in cash and cash equivalents	425,963	(33,491)
Cash and cash equivalents, beginning of period	233,725	182,275
Cash and cash equivalents, end of period	$659,688	$148,784
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest expense	$74	21
Income taxes	$(10)	1
Cash paid included in the measurement of operating lease liabilities	$219	148
Non-cash investing and financing activities:
Stock issuance costs in accounts payable	$2,673	-
Purchase of property and equipment in accounts payable	$594	78

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV Auctions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business—ACV Auctions Inc. (“the Company”) was formed on December 31, 2014. The Company operates in one industry segment, providing a digital wholesale auction marketplace (the “Marketplace”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC. ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off our Marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. All services are provided in the United States and are supported by the Company’s operations which are in both the United States and Canada.

Basis of Consolidation —The consolidated financial statements include the accounts of ACV Auctions Inc. and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Preparation—The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company's financial information. The unaudited interim consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes included in Form 424B4 ("Prospectus"), filed with the SEC on March 24, 2021. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Initial Public Offering—On March 26, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 16,550,000 shares of its Class A common stock at a public offering price of $25.00 per share, which resulted in net proceeds of $388.9 million after deducting underwriting discounts and commissions. On March 26, 2021, the underwriters exercised their option to purchase an additional 2,482,500 shares of Class A common stock at $25.00 per share from selling stockholders identified in the Prospectus. The Company did not receive any of the proceeds from the sale of any shares of Class A common stock by the selling stockholders upon such exercise. Immediately prior to the closing of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock and all shares of the convertible preferred stock then outstanding automatically converted into 115,269,221 shares of Class B common stock.

Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized in prepaid expenses and other current assets in the condensed consolidated balance sheets. Upon the consummation of the IPO, $3.9 million of net deferred offering costs were reclassified into stockholders’ equity as an offset against IPO proceeds.

Emerging Growth Company—The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Stock-Based Compensation—The Company uses the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. The estimated fair value of each Common Stock option award is calculated on the date of grant using the Black-Scholes option pricing model. Application of the Black-Scholes option pricing model requires significant judgment, and involves the use of subjective assumptions including:

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, the simplified method was used to determine the expected term for awards issued to employees.

Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury constant maturity notes with terms approximately equal to the stock-based awards’ expected term.

Expected Volatility—Since the Company is newly public and does not have a trading history of common stock, the expected volatility is derived from the average historical volatilities of the common stock of several public companies considered to be comparable to the Company over a period equivalent to the expected term of the stock-based awards.

Dividend Rate—The expected dividend rate is zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Fair Value of Common Stock—Prior to the IPO, the Company estimated the fair value of common stock. The Board of Directors, with input from management, considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved. Subsequent to the IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company’s Class A common stock, which is traded publicly on the Nasdaq Global Select Market.

The Company measures all stock options and other stock-based awards granted to employees, directors, consultants and other nonemployees based on the fair value on the date of the grant. The options vest based on a graded scale over the stated vesting period, and compensation expense is recognized based on their grant date fair value on a straight-line basis over the vesting period. Forfeitures are recognized as they occur.

The fair value of restricted stock awards and units are determined based on the estimated market price of the Company’s Common Stock on the grant date. The awards and units vest over time and compensation expense is recognized based on their grant date fair value ratably over the vesting period.

The Company classifies stock-based compensation expense in its Condensed Consolidated Statements of Operations in the same way the payroll costs or service payments are classified for the related stock-based award recipient.

Accounting Pronouncements—The following table provides a description of accounting standards that were adopted by the Company as well as standards that are not yet adopted that could have an impact to the consolidated financial statements upon adoption.

Accounting Standard Update	Description	Required date of adoption	Effect on consolidated financial statements
Accounting Standards Adopted
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15)	This guidance outlines the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract, along with clarified presentation guidance.	January 1, 2021 Early adoption permitted	This guidance was early adopted as of January 1, 2018 utilizing the retrospective method and did not have a material impact to the consolidated financial statements.
Leases (ASU 2016-02, 2018-01, 2018-10, 2018-11, 2018-20, 2019-01)	The new guidance requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets and eliminates certain real estate-specific provisions.	January 1, 2021 Early adoption permitted	The guidance was early adopted as of January 1, 2019 utilizing the modified retrospective method, and elected the practical expedients listed in ASC 842-10-65-1(f).
Simplifying the Test for Goodwill Impairment (ASU 2017-04)	This guidance simplifies the goodwill impairment test by eliminating Step 2.	January 1, 2023 Early adoption permitted	The guidance was early adopted as of January 1, 2019 and did not have a material impact on the consolidated financial statements.
Simplifying the Accounting for Income Taxes (ASU 2019-12)	The guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740.	January 1, 2022 Early adoption permitted	The guidance was early adopted on January 1, 2021 on a prospective basis and did not have a material impact to the consolidated financial statements.
Accounting Standards Not Yet Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, 2020-03)	The guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.	January 1, 2023 Early adoption permitted	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.

The Company reviewed all other recently issued accounting standards and concluded that they were not applicable to the consolidated financial statements.

2. Accounts Receivables & Allowance for Doubtful Receivables

The Company maintains an allowance for doubtful receivables that in management’s judgement reflects losses inherent in the portfolio. Changes in the allowance for doubtful trade receivables for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Beginning balance	$2,093	$1,352
Provision for bad debt	750	2,118
Net write-offs
Write-offs	(1,754)	(1,985)
Recoveries	1,502	336
Net write-offs	(252)	(1,649)
Ending balance	$2,591	$1,821

Changes in the allowance for doubtful finance receivables for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Beginning balance	$40	$65
Provision for bad debt	27	43
Net write-offs
Write-offs	(6)	(8)
Recoveries	-	-
Net write-offs	(6)	(8)
Ending balance	$61	$100

3. Guarantees, Commitments and Contingencies

The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees—Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $226.6 million and $95.7 million at March 31, 2021 and December 31, 2020, respectively. The carrying amount of the liability presented in Accrued other liabilities was $1.7 million and $1.0 million at March 31, 2021 and December 31, 2020, respectively.

The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.3 million and $1.1 million at March 31, 2021 and December 31, 2020, respectively.

Other Price Guarantees—The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at March 31, 2021 and December 31, 2020.

Litigation—The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company's liabilities and contingencies in connection with such proceedings. For those matters for where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.

On March 19, 2021, a putative class action was filed against ACV Auctions Inc., et al. in the U.S. District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on our marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. The Company intends to vigorously defend itself in this case. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome and cannot estimate the range of any potential loss at this time. However, the Company believes that the resolution of this matter will not have a material adverse effect on its consolidated financial position.

4. Borrowings

The Company’s outstanding long-term debt consisted of the following at March 31, 2021 (in thousands):

			March 31,	December 31,
	Interest Rate	Maturity Date	2021	2020
Revolving credit facility	LIBOR + 5%	June 20, 2022	$6,582	$4,832
Total long-term debt			$6,582	$4,832

As of March 31, 2021 and December 31, 2020, the Company had outstanding $6.6 million and $4.8 million, respectively, of indebtedness, consisting entirely of outstanding borrowings under the revolving credit facility.

Revolving credit facility

On December 20, 2019, the Company entered into a revolving credit facility with a maximum principal amount of $50.0 million and a maturity date of June 20, 2022. The revolving credit facility was established to provide debt financing in support of the short-term finance receivable product offered to eligible customers purchasing vehicles through the Marketplace and is fully secured by the underlying finance receivable assets. The amount available for borrowing under the revolving credit facility is based on the size of the finance receivable portfolio. As of March 31, 2021, $43.4 million of the revolving line of credit was unused.

The revolving feature on the facility ends on June 20, 2021. Amounts owed at that time will amortize and be due on or before June 20, 2022, depending on the collection of the outstanding finance receivables securing the facility. The facility carried an interest rate of 6% as of March 31, 2021.

The Company’s ability to borrow under the credit facility is subject to ongoing compliance with a combination of financial covenants and non-financial collateral performance metrics. As of March 31, 2021, the Company was in compliance with all of its covenants and collateral performance metrics.

5. Convertible Preferred Stock and Stockholders' Deficit

Convertible Preferred Stock

Upon closing of the IPO on March 26, 2021, all of the then-outstanding shares of convertible preferred stock automatically converted into 115,269,221 shares of Class B common stock on a one-for-one basis. There were no shares of convertible preferred stock outstanding subsequent to the closing of the IPO.

Common Stock

On March 11, 2021, the Board of Directors and the stockholders of the Company approved an amended and restated certificate of incorporation that implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and a new class of common stock, Class A common stock, became authorized. The amended and restated certificate of incorporation became effective immediately prior to the closing of the IPO on March 26, 2021. The authorized share capital of Class A common stock of the Company is 2,000,000,000 and the authorized share capital for Class B common stock is 160,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects for all matters except for the voting, conversion, and transfer rights. The Class B common stock converts to Class A common stock at any time at the option of the holder.

6. Revenue

The following table summarizes the primary components of revenue, this level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended
	March 31,
	2021	2020
Auction marketplace revenue	$34,257	$17,843
Transportation, data, and other services revenue	24,135	16,753
Marketplace and service revenue	$58,392	$34,596

Revenue presented in the table above, including the subsequent cash flows, could be negatively impacted by fluctuations in the supply or demand of used vehicles, especially in the case of an economic downturn in the United States.

7. Stock-Based Employee Compensation

Effective March 20, 2015, the Company adopted the ACV Auctions Inc. 2015 Long-Term Incentive Plan (the "2015 Plan"). Employees, outside directors, consultants and advisors of the Company were eligible to participate in the 2015 Plan. The Plan allowed for the grant of incentive or nonqualified common stock options to purchase shares of the Company’s common stock and also to issue restricted shares of the common stock.

Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan became effective on the date of the underwriting agreement related to our IPO, and no further grants were made under the 2015 Plan. Employees, outside directors, consultants and advisors of the Company are eligible to participate in the 2021 Plan. The Plan allows the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other forms of awards. As of March 31, 2021, 13,886,646 shares were available for future grants of the Company's common stock.

The following table summarizes the stock option activity for the three months ended March 31, 2021 (in thousands, except for share and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	9,933,348	$2.16	$129,358	7.80
Granted	633,700	8.10
Exercised	(376,090)	1.46
Forfeited	(83,129)	4.61
Expired	(18,652)	1.11
Outstanding, March 31, 2021	10,089,177	$2.55	$323,500	7.70
Exercisable, March 31, 2021	5,106,894	$0.68	$173,273	6.46
Expected to Vest, March 31, 2021	4,982,283	$4.46	$150,227	8.96

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2021 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2020	250,000	$10.52
Granted	1,896,233	21.77
Vested	-	-
Forfeited	-	-
Outstanding, March 31, 2021	2,146,233	$20.46

As of March 31, 2021 and 2020, there is approximately $65.8 million and $4.0 million, respectively, of compensation expense to the unvested portion of common stock options and restricted stock units that will be recorded as compensation expense over a weighted-average period of 1.56 and 1.08 years, respectively.

8. Income Taxes

The Company had an effective tax rate of approximately 0% for the three months ended March 31, 2021 and 2020. The principal difference between the federal statutory rate and the effective tax rate is related to the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

9. Fair Value Measurement

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Assets and liabilities recorded at fair value in the consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities.

Level 2: Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data which require the Company to develop its own assumptions.

The Company’s financial instruments primarily consist of cash and cash equivalents, trade and finance accounts receivable and accounts payable whose carrying values approximate fair value due to the short-term nature of those instruments. The Company had no assets requiring fair value hierarchy disclosures as of March 31, 2021 or December 31, 2020.

The Company records guarantees accounted for under ASC 460 at fair value when issued. The fair value of guarantees outstanding as of March 31, 2021 and December 31, 2020 was $1.7 million and $1.0 million, respectively. The estimated fair value of the guarantees outstanding is determined based on historical guarantee claim costs, adjusted for qualitative factors and a market participant estimated margin. Historical claim costs and qualitative factors are assumptions that are not readily observable in the marketplace, and the related nonrecurring fair value measurement adjustments have been generally classified as Level 3.

10. Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three months ended March 31, 2021 and 2020 (in thousands, except share data):

	Three months ended March 31,
	2021		2020
	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(857)	$(16,518)	$(27,525)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	1,691,777	32,596,258	21,197,244
Net Income per share attributable to common stockholders:
Basic and diluted	$(0.51)	$(0.51)	$(1.30)

The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the period presented:

	Three months ended March 31,
	2021	2020
Convertible Preferred Stock Series Seed I, Seed II, A, B, C, D, E and E1	-	110,627,174
Unvested RSAs and RSUs	134,200	593,206
Stock options not subject to performance conditions	7,904,933	5,959,089

11. Reverse Stock Split

On March 11, 2021, the Board of Directors and the stockholders of the Company approved a 1-for-2 reverse stock split of the Company’s outstanding common stock and convertible preferred stock. All common stock, convertible preferred stock, and per share information have been retroactively adjusted to give effect to this reverse stock split for all periods presented. Shares of common stock underlying outstanding stock options, restricted stock units, and restricted stock awards were proportionately decreased and the retrospective per share value and exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. There were no changes in the par values of the Company’s common stock and convertible preferred stock as a result of the reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2020 included in the final prospectus for our initial public offering, or IPO, filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b)(4) on March 24, 2021, or the Final Prospectus. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our mission is to build and enable the most trusted and efficient digital marketplace for buying and selling used vehicles with transparency and comprehensive data that was previously unimaginable.

We provide a highly efficient and vibrant digital marketplace for wholesale vehicle transactions and data services that offer transparent and accurate vehicle information to our customers. Our platform leverages data insights and technology to power our digital marketplace and data services, enabling our dealers and commercial partners to buy, sell, and value vehicles with confidence and efficiency. We strive to solve the challenges that the used automotive industry has faced for generations and provide powerful technology-enabled capabilities to our dealers and commercial partners who fulfill a critical role in the automotive ecosystem. We help dealers source and manage inventory and accurately price their vehicles as well as process payments, transfer titles, manage arbitrations, and finance and transport vehicles. Our platform encompasses:

•
Digital Marketplace.    Connects buyers and sellers of wholesale vehicles in an intuitive and efficient manner. Our core marketplace offering is a 20-minute live auction, which facilitates instant transactions of wholesale vehicles, and is available across multiple platforms including mobile apps, desktop, and directly through API integration. We also offer transportation and financing services to facilitate the entire transaction journey.
•
Data Services.    Offer insights into the condition and value of used vehicles for transactions both on and off our marketplace and help dealers, their end consumers, and commercial partners make more informed decisions and transact with confidence and efficiency.
•
Data and Technology.    Underpins everything we do, and powers our vehicle inspections, comprehensive vehicle intelligence reports, digital marketplace, and operations automation.

We have historically generated the majority of our revenue from our digital marketplace where we earn auction and ancillary fees from both buyers and sellers in each case only upon a successful auction. Buyer auction fees are variable based on the price of the vehicle, while seller auction fees include a fixed auction fee and an optional fee for the elective condition report associated with the vehicle. We also earn ancillary fees through additional value-added services to buyers and sellers in connection with the auction.

Our customers include participants on our marketplace and purchasers of our data services. Certain dealers and commercial partners purchase data services in connection with vehicle assessments and transactions that do not occur on our marketplace. Our dealer customers include a majority of the top 100 used vehicle dealers in the United States.

For the three months ended March 31, 2021, 128,386 Marketplace Units were sold on our marketplace, representing a total Marketplace GMV of $1.3 billion, an increase of 55% and 107%, respectively, from the same period in 2020. For the three months ended March 31, 2021, we generated total revenue of $69.1 million, an increase of 64% from the same period in 2020, a net loss of $17.4 million and Adjusted EBITDA of $(12.4) million compared to a net loss of $27.5 million and Adjusted EBITDA of $(24.4) million for the same period in 2020. We continue to invest in growth to scale our company responsibly and drive towards profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.

Impact of COVID-19 on Our Business

Overview

Beginning in March 2020, our business and operations began to experience the effects of the worldwide COVID-19 pandemic. Initially, COVID-19 significantly disrupted the operations of our customers, most of whom are automotive dealers who sell both new and used vehicles to consumers in physical dealership stores. As a result of the COVID-19 pandemic, governments in many of jurisdictions in which we operate instituted shelter-in-place orders, forcing many physical automotive dealership stores to close in March and April and cutting off consumer foot traffic, which led to a decline in overall vehicle sales to consumers.

The slowdown in the retail sales of used vehicles subsequently impacted the market for wholesale automotive transactions. Wholesale is one of the most common supply sources through which dealers acquire used vehicle inventory to sell retail. With a sudden decline in retail sales of these dealerships, dealers’ demand for wholesale transactions also decreased sharply. In addition, most automotive wholesale transactions in the United States are conducted through physical or hybrid auctions that still require physical operations, and shelter-in-place orders forced these traditional auctions to temporarily shut down operations.

Negative trends in transaction volume driven by COVID began to be observed near the end of the first quarter of 2020. For the month ended March 31, 2020, our Marketplace Units decreased 20% month-over-month. This decline accelerated early in the second quarter; in the month ended April 30, 2020, Marketplace Units were down approximately 29% month-over-month. In addition to declining transaction volumes, because supply of wholesale vehicles exceeded the market demand during these months, we saw the average sales price per unit decline by over 31% from the month ended February 29, 2020 to the month ended April 30, 2020.

This initial disruption began to subside in May 2020 as the demand for used vehicles on a national level began to outpace supply, leading to higher used vehicle valuations and a higher percentage of successful auctions on our marketplace. Moreover, an increasing number of dealers and commercial partners looked to a fully digital marketplace to transact remotely as traditional, in-person wholesale auctions continued to experience COVID-19-related disruptions and faced challenges in restoring normal operations.

As a result, starting in May 2020, our marketplace activity rebounded strongly to reach levels higher than the months of January and February 2020 prior to the impact of COVID-19. For the month ended May 31, 2020, both our Marketplace Units and our revenue approximately doubled compared to the month ended April 30, 2020. Driven by both higher demand for used vehicles leading to less discounting and increased overall valuations, the average sale price of our Marketplace Unit, and subsequently our auction revenue per unit, also increased starting in May 2020 and reached peak levels in August 2020. As supply constraints began to ease and the demand and supply for used vehicles reached a better equilibrium in the fourth quarter of 2020, the growth in our transaction volume and revenue normalized. In the fourth quarter of 2020, Marketplace Units and total revenue represented strong year-over-year growth of 37% and 52%. Through the first quarter of 2021, demand for used vehicles strengthened again amid tightening supply, and Marketplace Units and total revenue achieved year-over-year growth of 55% and 64%.

We are continuing to monitor the effects of the COVID-19 pandemic on our business and industry. The extent to which COVID-19 will continue to impact our business, and the broader implications of the pandemic on our sustained results of operations, remain uncertain.

We cannot predict how the pandemic will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether and to what extent the pandemic or the effects thereof may have longer term unanticipated impacts on our business.

Key Operating and Financial Metrics

We regularly monitor a number of operating and financial metrics in order to measure our current performance and estimate our future performance. Our business metrics may be calculated in a manner different than similar business metrics used by other companies. Management intends to report Marketplace Participants, which is defined as dealers or commercial partners with a unique customer ID that have transacted at least once in the last 12 months as either a buyer or seller on our digital marketplace, on an annual basis.

	Three months ended March 31,
	2021	2020
Marketplace Units	128,386	82,588
Marketplace GMV	$1.3 billion	$0.6 billion
Adjusted EBITDA	$(12.4) million	$(24.4) million

Marketplace Units

Marketplace Units is a key indicator of our potential for growth in Marketplace GMV and revenue. It demonstrates the overall engagement of our customers on the ACV platform, the vibrancy of our digital marketplace and our market share of wholesale transactions in the United States. We define Marketplace Units as the number of vehicles transacted on our digital marketplace within the applicable period. Marketplace Units transacted includes any vehicle that successfully reaches sold status, even if the auction is subsequently unwound, meaning the buyer or seller does not complete the transaction. These instances have been immaterial to date. Marketplace Units exclude vehicles that were inspected by ACV, but not sold on our digital marketplace. Marketplace Units have increased over time as we have expanded our territory coverage, added new Marketplace Participants and increased our share of wholesale transactions from existing customers. Because we only earn auction and ancillary fees in the case of a successful auction, Marketplace Units will remain a critical driver of our revenue growth.

Marketplace GMV

Marketplace GMV is primarily driven by the volume and dollar value of Marketplace Units transacted on our digital marketplace. We believe that Marketplace GMV acts as an indicator of the success of our marketplace, signaling satisfaction of dealers and buyers on our marketplace, and the health, scale, and growth of our business. We define Marketplace GMV as the total dollar value of vehicles transacted through our digital marketplace within the applicable period, excluding any auction and ancillary fees. Because our definition of Marketplace Units does not include vehicles inspected but not sold on our digital marketplace, GMV does not represent revenue earned by us. We expect that Marketplace GMV will continue to grow as Marketplace Units grow, though at a varying rate within a given applicable period, as Marketplace GMV is also impacted by the value of each vehicle transacted.

Adjusted EBITDA

Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation and amortization, stock-based compensation expense, interest expense (income), other expense (income), provision for income taxes, and other one-time, non-recurring items, when applicable. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with generally accepted accounting principles, or GAAP, to provide investors with additional information regarding our financial results. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net loss, please see “—Non-GAAP Financial Measures.”

We expect Adjusted EBITDA to fluctuate in the near term as we continue to invest in our business and improve over the long term as we achieve greater scale in our business and efficiencies in our operating expenses.

Factors Affecting Our Performance

We believe that the growth and future success of our business depend on many factors. While each of these factors presents significant opportunities for our business, they also pose important challenges that we must successfully address in order to sustain our growth, improve our results of operations, and increase profitability.

Increasing Marketplace Units

Increasing Marketplace Units is a key driver of our revenue growth. The transparency, efficiency and vibrancy of our marketplace is critical to our ability to grow our share of wholesale transactions from existing customers and attract new buyers and sellers to our digital marketplace. Failure to increase the number of Marketplace Units would adversely affect our revenue growth, operating results, and the overall health of our marketplace.

Grow Our Share of Wholesale Transactions from Existing Customers

Our success depends in part on our ability to grow our share of wholesale transactions from existing customers, increasing their engagement and spend on our platform. We remain in the early stages of penetrating our Marketplace Participants’ total number of wholesale transactions. As we continue to invest in eliminating key risks of uncertainty related to the auction process through our trusted and efficient digital marketplace, we expect that we will capture an increasing share of transactions from our existing Marketplace Participants. Our ability to increase share from existing customers will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing and overall changes in our customers’ engagement levels.

Add New Marketplace Participants

We believe we have a significant opportunity to add new Marketplace Participants. As we expand our presence within our existing territories, we are able to drive increased liquidity and greater vehicle selection, which in turn improves our ability to attract new Marketplace Participants. Additionally, we intend to add more commercial consignors to our digital marketplace and capture a greater share of vehicles in the wholesale market that are sold to dealers by commercial consignors through auctions and private sales.

Our ability to attract new Marketplace Participants will depend on a number of factors including: the ability of our sales team to onboard dealers and commercial consignors onto our platform and ensure their satisfaction, the ability of our territory managers to build awareness of our brand, the ability of our VCIs to cultivate relationships with our customers in their respective territories, and the effectiveness of our marketing efforts.

Grow Awareness for Our Offerings and Brand

Wholesale vehicle online penetration is just beginning, lagging the consumer automotive market, and we expect more dealers and commercial partners to source and manage their inventory online. As the digitization of the wholesale automotive market accelerates, we believe that our digital marketplace is well positioned to capture a disproportionate share of that growth. We plan to use targeted sales and marketing efforts to educate potential Marketplace Participants as to the benefits of our offerings and drive adoption of our platform. Our ability to grow awareness of our offerings and brand depend on a number of factors, including:

•
Secure Trusted Supply.    The more trusted supply on our marketplace, the more buyers we can attract to our platform.
•
Deepen Relationships with Dealers and Commercial Partners.    We have a team of VCIs who work on our customers’ lots to not only provide inspection services, but also to develop strong client relationships and ensure the highest quality service.
•
Drive Customer Loyalty.    Our loyal customers and referrals serve as a highly effective customer acquisition tool, and help drive our growth in a given territory.
•
Grow Brand Awareness.    We plan to invest in promoting our brand by targeted marketing spend and increase customer awareness in the territories in which we operate.

Our future success is dependent on our ability to successfully grow our market presence and market and sell existing and new products to both new and existing customers.

Grow Value-Added and Data Services

We plan to continue to drive customer adoption of our existing value-added and data services and introduce new and complementary products. Our ability to drive higher attachment rates of existing value-added services, such as ACV Transportation and ACV Capital, will help grow our revenue. In 2019 we launched our financing arm, ACV Capital. We also plan to drive customer adoption of our data services such as our True360 Reports that bring transparency and offer insights into the condition and value of used vehicles. These data services enable our customers to make more informed inventory management decisions both on and off our digital marketplace. In addition, we will continue to focus on developing new products and services that enhance our platform in areas including new data-powered products. Our ability to drive customer adoption of these products and services is dependent on the pricing of our products, the offerings of our competitors and the effectiveness of our marketing efforts.

Investment in Growth

We are actively investing in our business. In order to support our future growth and expanded product offerings, we expect this investment to continue. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our employee base and invest in our technology development. The investments we make in our platform are designed to grow our revenue opportunity and to improve our operating results in the long term, but these investments could also delay our ability to achieve profitability or reduce our profitability in the near term. Our success is dependent on making value-generative investments that support our future growth.

Used Car Demand

Our success depends in part on sufficient demand for used vehicles. Our recent growth over the last several years has coincided with a rising consumer demand for used vehicles. More recently, used car demand has increased since early 2020 as automotive manufacturers respond to the semiconductor supply shortage that continues to limit the supply of new automotive vehicles and contribute to short term volatility in used vehicle sales, including those on our Marketplace.

Used vehicle sales are also seasonal. Sales typically peak late in the first calendar quarter and early in the second quarter, with the lowest relative level of industry vehicle sales occurring in the fourth calendar quarter. Due to our rapid growth since launch, our sales patterns to date have not been entirely reflective of the general seasonality of the used vehicle market, but we expect this to normalize as our business matures. Seasonality also impacts used vehicle pricing, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business. See the section titled “—Seasonality” for additional information on the impacts of seasonality on our business.

Components of Results of Operations

Revenue

Marketplace and Service Revenue

We have historically generated the majority of our revenue from our digital marketplace where we earn auction and ancillary fees from both buyers and sellers, in each case only upon a successful auction. Our marketplace and service revenue consists principally of revenue earned from facilitating auctions and arranging for the transportation of vehicles purchased in such auctions.

We act as an agent when facilitating a vehicle auction through the marketplace. Auction and related fees charged to the buyer and seller are reported as revenue on a net basis, excluding the price of the auctioned vehicle in the transaction.

We act as a principal when arranging for the transportation of vehicles purchased on the marketplace and leverage our network of third-party transportation carriers to secure the arrangement. Transportation fees charged to the buyer are reported on a gross basis.

We also generate data services revenue through our True360 reports and offer short-term, inventory financing to eligible customers purchasing vehicles through the marketplace, which has been immaterial to date.

Customer Assurance Revenue

We also generate revenue by providing our Go Green assurance to sellers on the condition of certain vehicles sold on the marketplace, which is considered a guarantee under GAAP. This assurance option is only available for sellers who have enrolled in the service on qualifying vehicles for which we have prepared the vehicle condition report. Customer assurance revenue also includes revenue from other price guarantee products offered to sellers. Customer assurance revenue is measured based upon the fair value of the Go Green assurance that we provide. We expect the fair value per vehicle assured to decrease over time as we continue to improve the quality of our inspection product, which in turn reduces the costs of satisfying such assurance.

Operating Expenses

Marketplace and Service Cost of Revenue

Marketplace and service cost of revenue consists of third-party transportation carrier costs, titles shipping costs, customer support, website hosting costs, inspection costs related to data services and various other costs. These costs include salaries, benefits, bonuses and related stock-based compensation expenses, which we refer to as personnel-related expenses. We expect our marketplace and service cost of revenue to continue to increase as we continue to scale our business and introduce new product and service offerings.

Customer Assurance Cost of Revenue

Customer assurance cost of revenue consists of the costs related to satisfying claims against the vehicle condition guarantees, and other price guarantees. We expect that our customer assurance cost of revenue will increase in absolute dollars as our business grows, particularly as we provide guarantees on an increasing number of vehicles.

Operations and Technology

Operations and technology expense consists of costs for wholesale auction inspections, personnel costs related to payments and titles processing, transportation processing, product and engineering and other general operations and technology expenses. These costs include personnel-related expenses and other allocated facility and office costs. We expect that our operations and technology expense will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our marketplace, transportation capabilities and other technologies.

Selling, General and Administrative

Selling, general and administrative expense consists of costs resulting from sales, accounting, finance, legal, marketing, human resources, executive, and other administrative activities. These costs include personnel-related expenses, legal and other professional services expenses and other allocated facility and office costs. Also included in selling, general and administrative expense is advertising and marketing costs to promote our services.

We expect to incur additional expenses as a result of operating as a newly public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services. We expect that our selling, general and administrative expense will increase in absolute dollars as our business grows. However, we expect that our selling, general and administrative expense will decrease as a percentage of our revenue as our revenue grows over the longer term.

Depreciation and Amortization

Depreciation and amortization expense consists of depreciation of fixed assets, and amortization of acquired intangible assets and internal-use software.

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on our cash and cash equivalents.

Provision for Income Taxes

Provision for income taxes consists of U.S. federal, state and foreign income taxes.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Three months ended March 31,
	2021	2020
	(in thousands)
Revenue:
Marketplace and service revenue	$58,392	$34,596
Customer assurance revenue	10,694	7,641
Revenue	69,086	42,237
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	29,509	21,607
Customer assurance cost of revenue (excluding depreciation & amortization)	9,386	7,280
Operations and technology (1)	21,591	16,946
Selling, general, and administrative (1)	23,965	23,071
Depreciation and amortization (2)	1,768	1,209
Total operating expenses	86,219	70,113
Loss from operations	(17,133)	(27,876)
Other income (expense):
Interest income	26	509
Interest expense	(210)	(111)
Total other income (expense)	(184)	398
Loss before income taxes	(17,317)	(27,478)
Provision for income taxes	58	47
Net loss	$(17,375)	$(27,525)

_____________________

(1) Includes stock-based compensation expense as follows:
	Three months ended March 31,
	2021	2020
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$65	$4
Operations and technology	374	96
Selling, general, and administrative	2,428	1,997
Stock-Based Compensation Expense	$2,867	$2,097

(2) Includes acquired intangible asset amortization as follows:
[0]	Three months ended March 31,
	2021	2020
	(in thousands)
Depreciation and amortization	$818	$564
Acquired Intangible Asset Amortization	$818	$564

The following table sets forth our consolidated statements of comprehensive loss for the periods presented:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net loss	$(17,375)	$(27,525)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	50	(7)
Comprehensive loss	$(17,325)	$(27,532)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended March 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$58,392	85%	$34,596	82%
Customer assurance revenue	10,694	15%	7,641	18%
Revenue	69,086	100%	42,237	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	29,509	43%	21,607	51%
Customer assurance cost of revenue (excluding depreciation & amortization)	9,386	14%	7,280	17%
Operations and technology	21,591	31%	16,946	40%
Selling, general, and administrative	23,965	35%	23,071	55%
Depreciation and amortization	1,768	3%	1,209	3%
Total operating expenses	86,219	125%	70,113	166%
Loss from operations	(17,133)	(25)%	(27,876)	(66)%
Other Income:
Interest income	26	0%	509	1%
Interest expense	(210)	(0)%	(111)	(0)%
Total other income	(184)	(0)%	398	1%
Net loss before income taxes	(17,317)	(25)%	(27,478)	(65)%
Provision for income taxes	58	0%	47	0%
Net loss	$(17,375)	(25)%	$(27,525)	(65)%

Comparison of the three months ended March 31, 2021 and 2020

Revenue

Marketplace and Service Revenue

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service revenue	$58,392	$34,596	$23,796	69%

Marketplace and service revenue was $58.4 million for the three months ended March 31, 2021, compared to $34.6 million for the three months ended March 31, 2020. The increase of $23.8 million, or 69% was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers, data and other service revenue. Revenue increases in the current quarter were primarily volume-driven and correlate to per unit GMV, which rose due to the increase in demand for used vehicles on a national level, leading to higher buyer revenue per unit. Conversely, the revenue in the first quarter of 2020 was impacted by dealership and DMV shutdowns caused by the COVID-19 global pandemic. For the three months ended March 31, 2021, auction marketplace revenue increased to $34.3 million from $17.8 million in the three months ended March 31, 2020, and transportation, data and other services revenue increased to $24.1 million from $16.8 million.

Customer Assurance Revenue

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Customer assurance revenue	$10,694	$7,641	$3,053	40%

Customer assurance revenue was $10.7 million for the three months ended March 31, 2021, compared to $7.6 million for the three months ended March 31, 2020. The increase of $3.1 million, or 40% , primarily consisted of an increase in revenue generated from Go Green assurance offerings sold to the seller in marketplace transactions. Revenue increases were primarily volume-driven as a result of the expansion of our marketplace platform across the United States and a deeper penetration of markets where we do business.

Operating Expenses

Marketplace and Service Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$29,509	$21,607	$7,902	37%
Percentage of revenue	43%	51%

Marketplace and service cost of revenue was $29.5 million for the three months ended March 31, 2021, compared to $21.6 million for the three months ended March 31, 2020. The increase of $7.9 million, or 37%, primarily consisted of an increase in the cost of generating auction marketplace revenue and an increase attributed to the cost of generating transportation, data and other services revenue, which were primarily due to increased sales volume. For the three months ended March 31, 2021, total cost attributed to generating auction marketplace revenue increased to $4.2 million from $2.9 million in the three months ended March 31, 2020 and the total cost of generating transportation, data and other services increased to $25.3 million from $18.7 million in three months ended March 31, 2020. Direct and allocated personnel-related costs included in auction marketplace increased to $1.9 million for three months ended March 31, 2021 from $1.2 million in the three months ended March 31, 2020, and direct and allocated personnel-related costs included in transportation, data and other services increased to $4.9 million from $0.9 million.

Customer Assurance Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$9,386	$7,280	$2,106	29%
Percentage of revenue	14%	17%

Customer assurance cost of revenue was $9.4 million for the three months ended March 31, 2021, compared to $7.3 million for the three months ended March 31, 2020. The increase of $2.1 million, or 29%, primarily consisted of costs attributable to our Go Green and other assurance offerings and was primarily driven by increased sales volume as compared to prior year’s first quarter. For the three months ended March 31, 2021, Go Green assurance cost of revenue increased to $8.7 million from $6.9 million in three months ended March 31, 2020, and other assurance cost of revenue increased to $0.7 million from $0.4 million.

Operations and Technology Expenses

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Operations and technology	$21,591	$16,946	$4,645	27%
Percentage of revenue	31%	40%

Operations and technology expenses were $21.6 million for the three months ended March 31, 2021, compared to $16.9 million for the three months ended March 31, 2020. The increase of $4.6 million, or 27%, primarily consisted of an increase in personnel related costs and software and technology expenses. For the three months ended March 31, 2021 compared to March 31, 2020, personnel-related costs increased to $18.5 million from $14.3 million as a result of increased headcount, and software and technology expenses increased to $2.2 million from $1.5 million as a result of continued investment in our technology and infrastructure. The increases are partially offset by a decrease in facilities and supplies costs to $0.7 million from $0.9 million during the three months ended March 31, 2021 and 2020, respectively.

Selling, General, and Administrative Expenses

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Selling, general, and administrative	$23,965	$23,071	$894	4%
Percentage of revenue	35%	55%

Selling, general, and administrative expenses were $24.0 million for the three months ended March 31, 2021, compared to $23.1 million in for the three months ended March 31, 2020. The increase of $0.9 million, or 4%, primarily consisted of increases in personnel related costs, and offset by decreases in other expenses. For the three months ended March 31, 2021 compared to March 31, 2020, personnel related costs increased to $21.2 million from $18.8 million as a result of increased headcount, software and technology expenses increased to $0.4 million from $0.3 million, and facilities and office expenses remained flat at $0.5 million. Other expenses decreased to $1.9 million from $3.5 million in the three months ended March 31, 2021 compared to March 31, 2020, driven primarily by improvements to the bad debt provision.

Depreciation and Amortization

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Depreciation and amortization	$1,768	$1,209	$559	46%
Percentage of revenue	3%	3%

Depreciation and amortization costs were $1.8 million for the three months ended March 31, 2021, compared to $1.2 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, depreciation increased to $0.6 million from $0.4 million in the three months ended March 31, 2020, amortization of capitalized internal-use software costs increased to $0.4 million from $0.3 million and amortization of acquired intangible assets increased to $0.8 million from $0.5 million.

Interest Income

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Interest income	$26	$509	$(483)	(95)%
Percentage of revenue	0%	1%

Interest income decreased to less than $0.1 million for the three months ended March 31, 2021 compared to $0.5 million for the three months ended March 31, 2020.

Interest Expense

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Interest expense	$(210)	$(111)	$(99)	89%
Percentage of revenue	(0)%	(0)%

Interest expense on revolving lines of credit was $0.2 million for the three months ended March 31, 2021, compared to $0.1 million for the three months ended March 31, 2020, driven by an increased average balance outstanding on the revolving lines of credit.

Provision for Income Taxes

	Three months ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Provision for income taxes	$58	$47	$11	23%
Percentage of revenue	0%	0%

Provision for income taxes was approximately $0.1 million for the three months ended March 31, 2021 up from less than $0.1 million for the three months ended March 31, 2020.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

Adjusted EBITDA is a financial measure that is not presented in accordance with GAAP. We believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business and evaluating our operating performance, as well as for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not consider the impact of stock-based compensation expense; (iv) it does not reflect other non-operating expenses, including interest expense; and (v) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2021	2020
Adjusted EBITDA Reconciliation
Net loss	$(17,375)	$(27,525)
Depreciation and amortization	1,891	1,446
Stock-based compensation	2,867	2,097
Interest (income) expense	183	(398)
Provision for income taxes	58	47
Other (income) expense, net	15	(31)
Adjusted EBITDA	$(12,361)	$(24,364)

Liquidity and Capital Resources

We have financed operations since our inception primarily through our marketplace revenue and the net proceeds we have received from sales of equity securities as further detailed below. In March 2021, we completed our IPO which resulted in aggregate net proceeds of $388.9 million, after deducting underwriting discounts and commissions.

As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $659.7 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

A substantial amount of our working capital is generated from the payments received for services which we provide. We settle transactions among buyers and sellers using the marketplace, and as a result the value of the vehicles passes through our balance sheet. Because our receivables typically have been, on average, settled faster than our payables, our cash position at each balance sheet date has been bolstered by marketplace float. Changes in working capital vary from quarter-to-quarter as a result of the timing of collections and disbursements of funds related to auctions held near period end.

Our Debt Arrangements

We currently have a revolving credit facility with Credit Suisse AG, New York Branch, our 2019 Revolver, which we entered into in December 2019.

One of our wholly-owned indirect subsidiaries, ACV Capital Funding LLC is the borrower under the 2019 Revolver, which provides for a revolving line of credit in the aggregate amount of up to $50.0 million, with borrowing availability subject to a borrowing base calculated as a percentage of ACV Capital Funding LLC’s eligible receivables. The 2019 Revolver is secured by the borrowing base of eligible receivables. In addition, we entered into a separate indemnity agreement in connection with the 2019 Revolver under which we provided an unsecured guaranty of (a) 10% of the outstanding loans under the 2019 Revolver at the time of any event of default and (b) any losses, damages or other expenses incurred by the lenders under the 2019 Revolver, payable in the event of certain specified acts by ACV Capital Funding LLC. The interest rate on any outstanding borrowings will be at LIBOR plus 5.00%, subject to a LIBOR floor of 1.00%, and interest payments are payable monthly. The 2019 Revolver has a maturity date of June 20, 2022. The 2019 Revolver also contains customary covenants that limit ACV Capital Funding LLC’s ability to enter into indebtedness, make distributions and make investments, among other restrictions.

The 2019 Revolver contains a liquidity covenant based on cash on hand, a tangible net worth covenant based on ACV Capital’s consolidated net worth, a tangible net worth covenant based on the our consolidated net worth, a leverage covenant based on our consolidated leverage and certain other financial covenants tied to ACV Capital’s eligible receivables.

We were in compliance with all such applicable covenants as of March 31, 2021, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. As of March 31, 2021, we had $6.6 million drawn down under the 2019 Revolver.

Cash Flows from Operating, Investing, and Financing Activities

The following table shows a summary of our cash flows for the periods presented:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$45,864	$(31,902)
Net cash provided by (used in) investing activities	(10,558)	(5,043)
Net cash provided by (used in) financing activities	390,657	3,454
Net increase in cash and equivalents	$425,963	$(33,491)

Operating Activities

Our largest source of operating cash is cash collection from auction fees earned on our marketplace services. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses. Before 2021, we had generated negative operating cash flows and had supplemented working capital requirements through net proceeds from the sale of equity securities.

In the three months ended March 31, 2021, net cash provided by operating activities of $45.9 million was primarily related to our net loss of $17.4 million, adjusted for net cash inflows of $57.5 million due to changes in our operating assets and liabilities, and for non-cash charges of $5.7 million. Non-cash charges primarily consisted of stock-based compensation, and depreciation and amortization of property and equipment. The change in operating assets and liabilities were the result of a $85.1 million increase in accounts receivable and $4.9 million increase in other operating assets, which were offset by a $138.4 million increase in accounts payable and a $9.2 million increase in other current and non-current liabilities.

In the three months ended March 31, 2020, net cash used in operating activities of $31.9 million was primarily related to our net loss of $27.5 million, adjusted for net cash outflows of $10.2 million due to changes in our operating assets and liabilities, and for non-cash charges of $5.8 million. Non-cash charges primarily consisted of bad debt expense, stock-based compensation, and depreciation and amortization of property and equipment. The change in operating assets and liabilities were the result of a $18.9 million decrease in accounts receivable, which were offset by a $26.5 million decrease in accounts payable, and a $1.7 million increase in other current assets.

Investing Activities

In the three months ended March 31, 2021 and 2020, net cash used in investing activities was $10.6 million and $5.0 million, respectively, primarily related to capital expenditures to purchase property and equipment to support field and site operations, along with capitalized software development costs to support continued technology innovation, and increases in financing receivables.

Financing Activities

In the three months ended March 31, 2021, net cash provided by financing activities was $390.7 million and was primarily the result of proceeds from issuance of common stock pursuant to the IPO.

In the three months ended March 31, 2020, net cash provided by financing activities was $3.5 million and was primarily the result of proceeds from long term debt.

Contractual Obligations and Commitments

Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and long-term debt obligations. There were no material changes outside of the ordinary course of business in our commitments and contractual obligations during the three months ended March 31, 2021 from the commitments and contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in the Final Prospectus.

Seasonality

The volume of vehicles sold through our auctions generally fluctuates from quarter to quarter. This seasonality is caused by several factors, including holidays, weather, the seasonality of the retail market for used vehicles and the timing of federal tax returns, which affects the demand side of the auction industry. As a result, revenue and operating expenses related to volume will fluctuate accordingly on a quarterly basis. In the fourth quarter, we typically experience lower used vehicle auction volume as well as additional costs associated with the holidays. Seasonally depressed used vehicle auction volume typically continues during the winter months through the first quarter.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe are reasonable under the circumstances, however, our actual results could differ from these estimates.

There have been no material changes to our critical accounting policies as compared to those disclosed in the Final Prospectus.

Recently Adopted Accounting Pronouncements

For information on recently issued accounting pronouncements, refer to Note 1. Nature of Business and Summary of Significant Accounting Policies in our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups, or the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

We had cash and cash equivalents of $659.7 million as of March 31, 2021, which consisted of interest-bearing investments with maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $6.6 million as of March 31, 2021. The interest rate paid on these borrowings is variable, indexed to LIBOR. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than with respect to the matter described below, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually, or taken together, would reasonably be expected to have a material adverse effect on our business or financial results.

On March 19, 2021, a putative class action was filed against ACV Auctions, Inc., et al. in the U.S. District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on our marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. We intend to vigorously defend ourselves in this case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome and cannot estimate the range of any potential loss at this time. However, we believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position.

Item 1A. Risk Factors.

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties including those described below. You should carefully consider the following risk factors described below, in addition to other information contained in this Quarterly report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.

Risks Related to Our Growth and Capital Requirements

Our recent, rapid growth may not be indicative of our future growth.

Our revenue was $69.1 million, $42.2 million, $208.4 million and $106.8 million for the three months ended March 31, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of additional factors, including our ability to:

•
increase the number of customers transacting on or through our platform, as well as increase the use of our products and services from new or existing customers;
•
further enhance the quality of our platform and value-added products and services, introduce high quality new products and services on our platform, and develop technology related thereto;
•
price our products and services effectively so that we are able to attract new customers and expand transactions through our existing customers;
•
effectively grow the size of our workforce to address demand for our products and services over time;
•
successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our platform;
•
successfully achieve our marketing goals and increase awareness of our brand; and
•
successfully compete with our competitors.

We may not successfully accomplish any of these objectives, and as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain consistent revenue or revenue growth, our stock price could be volatile, and it may be difficult to achieve and maintain profitability.

Our business has grown rapidly as new customers have begun to trust and use our online platform and value-added products and services as a new way to buy and sell their vehicles to other dealers. However, our business is relatively new and has operated at substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. Our historical revenue or revenue growth should not be considered indicative of our future performance. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including difficulties in our ability to achieve market acceptance of our platform, products and services and attract customers, as well as increasing competition and increasing expenses as we continue to grow our business. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our platform may be less productive than expected. In the event of this or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business may be harmed.

In addition, as a result of the ongoing COVID-19 pandemic, our operating results in 2020 and 2021 to date may not be indicative of our future performance. Beginning in March 2020, our customers’ operations were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our online marketplace. Our operating results were initially negatively impacted by the COVID-19 pandemic at the end of the first quarter and the beginning of the second quarter of 2020. This initial negative disruption began to subside in May 2020 as the demand for used vehicles on a national level began to outpace supply, leading to higher used vehicle valuations and a higher percentage of successful auctions, and as dealers and commercial partners looked to an online marketplace to transact remotely. These market and industry trends combined with the strength of our service offerings drove favorable operating results. You should not rely on our financial performance for any period of 2020 and 2021 as an indication of our future performance. Moreover, we cannot predict how the COVID-19 pandemic will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business.

Our recent, rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have experienced significant growth in the number of customers on our platform as well as the amount of data that we analyze. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. This will require significant capital expenditures and the allocation of valuable management resources to grow and adapt in these areas without undermining our corporate culture of teamwork. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience, our business may be harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future.

We have experienced net losses in each annual period since inception. We generated net losses of $17.4 million , $27.5 million, $41.0 million and $77.2 million for the three months ended March 31, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $184.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase sufficiently to cover increased costs. In particular, we intend to continue to expend substantial financial and other resources on:

•
our online platform, including systems architecture, scalability, availability, performance and security;
•
the development of new products and services, as well as investments in further optimizing our existing products and services;
•
our sales organization, operations teams, and customer support teams to engage our existing and prospective customers, increase usage by existing customers, drive adoption of our products, expand use cases and integrations and support international expansion;

•
acquisitions or strategic investments;
•
expansion into new territories, including in markets outside of the United States;
•
increased headcount; and
•
general administration, including increased legal and accounting expenses associated with being a public company.

Our efforts to grow our business may not be successful or may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.

We have a limited operating history, and our future results of operations may fluctuate significantly due to a wide range of factors, which makes it difficult to forecast our future results of operations.

We commenced operations in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our revenue and results of operations have historically varied from period to period, and we expect that they will continue to do so; therefore, our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, many of which are outside of our control, including:

•
the level of demand for our online marketplace and our value-added products and services, including fluctuation in our business due to the impact of COVID-19;
•
our ability to retain existing customers, as well as our ability to increase sales of our full platform of products and services to existing customers;
•
growth rates and variations in the revenue mix of our marketplace and inspection products and services offerings;
•
the timing and growth of our business, in particular through our hiring of new employees and expansion into additional markets;
•
changes in our business model;
•
the timing of our adoption of new or revised accounting pronouncements applicable to public companies and the impact on our results of operations;
•
the introduction of new products and services and enhancement of existing products and services by existing competitors or new entrants into our market, and changes in pricing offered by us or our competitors;
•
network outages, security breaches, technical difficulties or interruptions with our platform;
•
changes in the growth rate of the markets in which we compete;
•
changes in customers’ budgets;
•
seasonal variations related to sales and marketing and other activities;
•
our ability to control costs, including our operating expenses;
•
our ability to recruit, train and retain our inspectors;
•
the perception of our business and brand among our customer base;
•
unforeseen litigation and actual or alleged intellectual property infringement, misappropriation or other violation;
•
fluctuations in our effective tax rate; and
•
general economic and political conditions, as well as economic conditions specifically affecting the automotive industry.

 Any one of these or other factors discussed elsewhere herein or the cumulative effect of some of these factors may result in fluctuations in our revenue and operating results, meaning that quarter-to-quarter comparisons of our revenue, results of operations and cash flows may not necessarily be indicative of our future performance and may cause us to miss our guidance and analyst expectations and may cause the price of our Class A common stock to decline.

We have also encountered, and will continue to encounter, other risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, including as a result of changes driven by developments related to the ongoing COVID-19 pandemic, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business may be harmed.

We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business may be harmed.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to develop new products or services or further improve existing products and services, expand our geographical footprint, enhance our operating infrastructure, increase our marketing and sales expenditures to improve our brand awareness, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to operate our business, obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations and financial condition may be harmed.

Risks Related to Our Business, Our Brand and Our Industry

Our ability to expand our products and services may be limited, which could negatively impact our growth rate, revenue and financial performance.

Currently, our platform consists of our digital marketplace, including our auction and value-added services, ACV Capital and ACV Transportation, Go Green assurance and data services, including our True360 and ACV Market reports, and data and technology, including our inspection services. If we introduce new products and services or expand existing offerings on our platform, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources to familiarize ourselves with such frameworks and the possibility that returns on such investments may not be achieved for several years, if at all. In attempting to establish new offerings, we expect to incur significant expenses and face various other challenges, such as expanding our engineering team, sales team and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these value-added products and services to customers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, may harm our business, results of operations and financial condition.

We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business and results of operations.

We mainly compete with large, national offline vehicle auction companies, such as Manheim, a subsidiary of Cox Enterprises, Inc., and KAR Auction Services. The offline vehicle auction market in North America is largely consolidated, with Manheim and KAR Auction Services serving as large players in the market. Both of these traditional offline vehicle auction companies are expanding into the online channel and have launched online auctions in connection with their physical auctions, including Manheim Express and TradeRev/BacklotCars (KAR Auction Services’ mobile application). We also compete with a number of smaller digital auction companies. In addition, we compete with smaller chains of auctions and independent auctions. Our dealers also compete on vehicles that may go to peer-to-peer online marketplaces such as Facebook, Craigslist, eBay Motors and Nextdoor.com.

Our future success also depends on our ability to respond to evolving industry trends, changes in customer requirements and new technologies. If new industry trends take hold, the automotive remarketing industry’s economics could significantly change, and we may need to incur additional costs or otherwise alter our business model to adapt to these changes. Some of our competitors have much greater financial and marketing resources than we have, may be able to respond more quickly to evolving industry dynamics and changes in customer requirements or may be able to devote greater resources to the development, promotion and sale of new or emerging services and technologies. Our ability to successfully grow through investments in the area of emerging opportunities depends on many factors, including advancements in technology, regulatory changes and other factors that are difficult to predict. If we are unable to compete successfully or to successfully adapt to industry changes, our business may be harmed.

Our business is sensitive to changes in the prices of used vehicles.

Any significant changes in retail prices for new or used vehicles could harm our business. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to consumers than buying a used vehicle, which could result in reduced used vehicle wholesale sales and adversely impact our business, results of operations and financial condition. Used vehicle prices may affect the volume of vehicles entered for sale in our marketplace and the demand for those used vehicles, the fee revenue per unit, and our ability to retain customers. When used vehicle prices are high, used vehicle dealers may retail more of their trade-in vehicles on their own rather than selling them through our marketplace. Additionally, manufacturer incentives, including financing, could contribute to narrowing the price gap between new and used vehicles.

Our business depends on growing the share of wholesale transactions from existing customers, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

Our business depends on our ability to grow the share of wholesale transactions from existing customers, increasing the number of wholesale transactions they conduct on our platform. Our customers have no obligation to conduct a minimum number of transactions on our platform or to continue using our platform over time. In order for us to maintain or improve our results of operations, it is important that our customers continue using our platform and increase the share of wholesale transactions which they complete on our platform. We cannot accurately predict whether we will grow the share of wholesale transactions from existing customers. The volume of transactions from existing customers may decline or fluctuate as a result of a number of factors, including business strength or weakness of our customers, customer satisfaction with our platform and other offerings, our fees, the capabilities and fees of our competitors or the effects of global economic conditions. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not continue to use our digital marketplace or purchase additional services from us, our revenue may decline and our business, financial condition and results of operations may be harmed.

Decreases in the supply of used vehicles coming to the wholesale market may impact sales volumes, which may adversely affect our revenue and profitability.

Decreases in the supply of used vehicles coming to the wholesale market could reduce the number of vehicles sold through our marketplace. The number of new and used vehicles that are purchased or leased by consumers affects the supply of vehicles coming to auction in future periods. For example, an erosion of retail demand for new and used vehicles could cause lenders to reduce originations of new loans and leases, and lead to manufacturing capacity reductions by automakers selling vehicles in the United States. Capacity reductions could depress the number of vehicles coming to the wholesale market in the future in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting auction volumes. If the supply of used vehicles coming to the wholesale market declines, our revenue and profitability may be harmed.

The loss of sellers could adversely affect our results of operations and financial position, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.

Vehicle sellers may cease to use our marketplace in particular markets from time to time, or may choose to sell some of their vehicles through other auction companies with which we compete, which could affect our revenue in the markets in which such sellers are based. There can be no assurance that our existing customers will continue to sell their vehicles through our marketplace. Furthermore, there can be no assurance that we will be able to obtain new vehicle sellers as customers or that we will be able to retain our existing supply of used vehicles. In addition, a failure to increase our sources of vehicle supply could adversely affect our earnings and revenue growth rates.

We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including our revenue, net loss and cash flow have in the past varied, and we expect will in the future vary, significantly based in part on, among other things, vehicle-buying patterns. Vehicle sales typically peak late in the first calendar quarter, with the lowest relative level of industry vehicle sales occurring in the fourth calendar quarter. This seasonality historically corresponds with the timing of income tax refunds, which can provide a primary source of funds for customers’ payments on used vehicle purchases. Used vehicle pricing is also impacted by seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year.

Other factors that may cause our quarterly results to fluctuate include, without limitation:

•
our ability to attract new customers;
•
our ability to generate revenue from our value-added products and services;
•
changes in the competitive dynamics of our industry;
•
the regulatory environment;
•
expenses associated with unforeseen quality issues;
•
macroeconomic conditions, including, for example, conditions created by the COVID-19 pandemic which led to favorable operating results for us in the third quarter of 2020;
•
seasonality of the automotive industry; and
•
litigation or other claims against us.

In addition, a significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenue. As a result of these seasonal fluctuations, our results in any quarter may not be indicative of the results we may achieve in any subsequent quarter or for the full year, and period-to-period comparisons of our results of operations may not be meaningful.

Prospective purchasers of vehicles may choose not to shop online, which would prevent us from growing our business.

Our success will depend, in part, on our ability to attract additional customers who have historically purchased vehicles through physical auctions. If we fail to convince potential customers who have historically purchased vehicles entirely or primarily through physical auctions to use our digital marketplace, we may not be able to grow at the rate we expect and our business may suffer. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or offer more incentives than we currently anticipate in order to attract additional buyers to our platform and convert them into participants on our online auction marketplace. Specific factors that could prevent participants from transacting on our platform include:

•
concerns about buying vehicles without the ability to physically examine such vehicles;
•
pricing that does not meet the expectations of our auction participants;
•
delayed deliveries;
•
real or perceived concerns about the quality of our inspection reports;
•
inconvenience with returning or exchanging vehicles purchased online;
•
concerns about the security of online transactions and the privacy of personal information; and
•
usability, functionality and features of our platform.

If the online market for vehicles does not continue to develop and grow, our business will not grow and our business, financial condition and results of operations could be materially adversely affected.

Failure to properly and accurately inspect the condition of vehicles sold through our marketplace, or to deal effectively with fraudulent activities on our platform, could harm our business.

We face risks with respect to the condition of vehicles sold through our marketplace. We are engaged to inspect the majority of vehicles sold through our marketplace. We periodically receive complaints from buyers and sellers who believe our inspection reports are not consistent with the condition of the relevant vehicle sold through our marketplace. While our arbitration policy provides that we make no representations or guarantees regarding any vehicles sold through our marketplace, if our inspection reports are found to be inaccurate or otherwise fail to disclose material defects with vehicles, we risk diminished customer confidence in and use of our services. In addition, buyers may be entitled in certain circumstances to cancellation of their purchase, which could reduce the amount of revenue we earn from the relevant sale.

In addition, through our Go Green assurance, we offer sellers an assurance with regard to our vehicle inspection services with increased protection from the provisions of our arbitration policy. When a seller elects to use our Go Green program, we are obligated to stand behind the quality of our inspection services and related inspection report. In situations where we conclude that a buyer has made a valid arbitration claim with respect to inadequate or omitted disclosures of defects in an inspection report, we must make the remedy directly to the buyer on the seller’s behalf. If we fail to provide accurate inspection reports for a large number of sellers using our Go Green assurance program, the resulting payment obligations to the buyer may adversely affect our business, results of operations and financial condition. Under the Go Green assurance program, we have the opportunity to resell the vehicle if the original transaction is unwound due to errors in the inspection report. However, the second buyer may only be willing to pay a lower price for the vehicle than the first buyer, and we bear the risk of loss for such resale as well, which may adversely affect our results of operations and financial condition.

In addition, we face risks with respect to fraudulent activities on our platform, including the sale of illegally-acquired vehicles through our auction marketplace, the unauthorized entry into and use of our platform by persons who do not meet our criteria and standards, and participation of buyers in our auctions who have no intention to pay. For example, we have previously received complaints from a small number of buyers who purchased vehicles which were later determined to have been stolen. In addition, a lawsuit was recently brought against us alleging a conspiracy to set bids on our marketplace from transactions that originated from one seller. See the section titled "Legal Proceedings” for further information regarding this matter. Allegations of fraudulent activity on our auction marketplace, even if untrue, may materially and adversely impact our reputation, business and financial condition, as well as our ability to attract new customers and retain current customers.

Although we have implemented measures designed to detect and reduce the occurrence of fraudulent activities on our platform and combat bad customer experiences, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among sellers, buyers, and other participants. Additional measures to address fraud could negatively affect the attractiveness of our services to buyers or sellers, resulting in a reduction in the ability to attract new customers or retain current customers. Any actual or alleged future fraudulent activity may damage our reputation, or diminish the value of our brand name, either of which could adversely impact our business, results of operations and financial condition.

If the quality of our customer experience, our reputation or our brand were negatively affected, our business, results of operations and financial condition may be harmed.

Our business model is primarily based on our ability to enable customers to buy and sell used vehicles through our marketplace in a seamless, transparent and hassle-free transaction. If our customers fail to perceive us as a trusted brand with a strong reputation and high standards, or if an event occurs that damages our reputation or our brand, it could adversely affect customer demand and adversely affect our business, results of operations and financial condition. Even the perception of a decrease in the quality of our customer experience or brand could impact results. Our high rate of growth makes maintaining the quality of our customer experience more difficult.

Complaints or negative publicity about our business practices, inspection quality, compliance with applicable laws and regulations, data privacy and security or other aspects of our business, especially on blogs and social media websites, could diminish customer confidence in our platform and adversely affect our brand, irrespective of their validity. The growing use of social media increases the speed with which information and opinions can be shared and thus the speed with which our reputation can be damaged. If we fail to correct or mitigate misinformation or negative information about us, our platform, our customer experience, our brand or any aspect of our business, including information spread through social media or traditional media channels, it may harm our business, results of operations and financial condition.

We rely on third-party carriers to transport vehicles throughout the United States and are subject to business risks and costs associated with such carriers and with the transportation industry, many of which are out of our control.

We rely on third-party carriers to transport vehicles sold through our marketplace to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices and lack of reliability of many independent carriers. Our third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of timeliness and care while handling the vehicles, which may harm our business.

Our future growth and profitability relies on the effectiveness and efficiency of our sales and marketing efforts, and these efforts may not be successful.

We rely on our sales and marketing organization to increase brand visibility among dealers and attract potential customers. Sales and marketing expenses are and will continue to be a significant component of our operating expenses, and there can be no assurance that we will achieve a meaningful return on investment on such expenditures, particularly as we expand our operations into new geographic areas. We continue to evolve our marketing strategies and no assurance can be given that we will be successful in developing effective messages and in achieving efficiency in our sales and marketing expenditures.

Our marketing initiatives aim to drive brand awareness and engagement among dealers in order to position us as the trusted online wholesale marketplace. We acquire new dealers through a variety of marketing channels including social media, search engine optimization and brand-oriented marketing campaigns, and we have expanded our in-house marketing significantly in recent years. Future growth and profitability will depend in part on the cost and efficiency of our promotional advertising and marketing programs and related expenditures, including our ability to create greater awareness of our platform and brand name, to appropriately plan for future expenditures and to drive the promotion of our platform. If we are unable to recover our marketing costs through increases in customer traffic and incremental sales, or if our marketing campaigns are not successful or are terminated, our growth may suffer and our business may be harmed.

We bear settlement risk for vehicles sold through our auctions.

We bear settlement risk in connection with sales made through our platform. We settle transactions among buyers and sellers using our marketplace, and as a result, the value of each vehicle sold passes through our balance sheet. Since revenue for vehicles does not include the gross sales proceeds, failure to collect the receivables in full may result in a net loss up to the gross sales proceeds on a per vehicle basis in addition to any expenses incurred to collect the receivables and to provide the services associated with the vehicle. If we are unable to collect payments on a large number of vehicles, the resulting costs of unwinding the transaction and decreased fee revenue may adversely affect our results of operations and financial condition.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations and financial condition.

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and platform capabilities, or technologies that we believe could complement or expand our services and platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Further, following the receipt of proceeds from our IPO, there is an increase likelihood that we will devote resources to exploring larger and more complex acquisitions and investments than we have previously attempted. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our platform, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, results of operations and financial condition may be harmed or we may be exposed to unknown risks or liabilities.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. For example, insurance we maintain against liability claims may not continue to be available on terms acceptable to us and such coverage may not be adequate to cover the types of liabilities actually incurred. A successful claim brought against us, if not fully covered by available insurance coverage, may harm our business.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management could adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business may be harmed.

Risks Related to Socioeconomic Factors

Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our financial condition and operating results.

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. In response to the risks posed by the COVID-19 pandemic and to comply with applicable governmental orders, we have asked almost all of our office-based employees to work from home. In addition, we have introduced stringent new health and safety requirements for our inspectors out in the field, including use of personal protective equipment, limited travel between states, and mandatory social distancing. These and other operational changes we have implemented may negatively impact productivity and disrupt our business. We may also take further actions that alter our operations as may be required by applicable government authorities or that we determine are in the best interests of our employees.

To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and customer confidence and spending, which could materially and adversely affect our operations as well as our relationships with partners and customers and demand for used cars. Our car dealership customers’ operations were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our online marketplace. While at this time we are working to manage and mitigate potential disruptions to our operations, and we have experienced increases in demand as compared to prior periods following the initial disruption caused by the COVID-19 pandemic, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may harm our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business, and you should not rely on our financial performance for any period of 2020 as an indication of our future performance.

Significant disruptions of global financial markets would reduce our ability to access capital, which could in the future negatively affect our liquidity. For example, our customers may be unable fulfill their obligations to us in a timely manner or at all, and to the extent our customers’ operations have been and continue to be negatively impacted, they may delay payments to us, reduce their willingness to sell or purchase vehicles through our marketplace or elect not to use our platform at all. As a result, the COVID-19 pandemic may have an adverse impact on our revenue in the near term.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease may harm our business, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

General business and economic conditions, and risks related to the larger automotive ecosystem, including customer demand, could reduce auto sales and profitability, which may harm our business.

Our business is affected by general business and economic conditions. The global economy often experiences periods of instability, and this volatility could increase our exposure to several risks. We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. During past global economic downturns, there has been an erosion of retail demand for new and used vehicles that, together with other factors such as financial market instability, led many lenders to reduce originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions could depress the number of vehicles that become part of the wholesale market in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting our volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and wholesale volumes. These factors could adversely affect our revenue and profitability.

In addition, we may experience a decrease in demand for used vehicles from buyers due to factors including the lack of availability of consumer credit and declines in consumer spending and consumer confidence. Adverse credit conditions also affect the ability of dealers to secure financing to purchase used vehicles on the wholesale market, which further negatively affects buyer demand. In addition, a reduction in the number of franchised and independent used car dealers may reduce dealer demand for used vehicles.

Consumer purchases of new and used vehicles may also be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower. Changes to U.S. federal tax policy may negatively affect consumer spending.

In addition, the market for used vehicles may be impacted by the significant, and likely accelerating, changes to the broader automotive industry, which may render our existing or future business model or our auction marketplace and value-added products and services less competitive, unmarketable or obsolete. For example, technology is currently being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles, including the used vehicles that are sold through our marketplace. Additionally, ride-hailing and ride-sharing services are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles, particularly as urbanization increases. To the extent retail and rental car company demand for new and used vehicles decreases, negatively impacting our volumes, our results of operations and financial position could be materially and adversely affected.

Dealer closures or consolidations could reduce demand for our products, which may decrease our revenue. In the past, the number of U.S. dealers has declined due to dealership closures and consolidations as a result of varying factors, such as increased competitive pressure from online vehicle retailers and global economic downturns. When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue. Further dealership consolidations or closures could reduce the aggregate demand for our platform and value-added products and services. If dealership closures and consolidations occur in the future, our business may be harmed.

Additionally, due to high fragmentation in the dealer industry, a small number of interested parties have significant influence over the industry. These parties include state and national dealership associations, state regulators, car manufacturers, consumer groups, independent dealers, and consolidated dealer groups. If and to the extent these parties believe that dealerships should not enter into or maintain business with us, this belief could become shared by dealerships and we may lose a number of our paying dealers.

Our business is subject to the risk of natural disasters, adverse weather events and other catastrophic events, and to interruption by manmade problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, global pandemics, adverse weather events, human errors, infrastructure failures and similar events. For example, the United States experienced record snowfalls affecting millions of people in early 2021, which temporarily adversely affected our operations. The third-party systems and operations on which we rely are subject to similar risks. For example, we rely on FedEx in order to ship and deliver titles in connection with vehicle sales through our marketplace, and the disruption to FedEx’s service as a result of a natural disaster could have an adverse effect on our business, financial condition and operating results. Acts of terrorism could also cause disruptions in our businesses, consumer demand or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as if a natural disaster affects main transportation routes for the delivery of vehicles. Any such disruptions could negatively affect our ability to run our business, which could have an adverse effect on our business, financial condition and operating results.

Risks Related to Information Technology and Intellectual Property

We may not properly leverage or make the appropriate investment in technology advancements, which could result in the loss of any sustainable competitive advantage in products, services and processes.

Our business is dependent on our data-driven platform. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. Understanding technology innovation is necessary to retain our competitive advantage. We may not be successful in developing, acquiring or implementing new data-driven products and services which are competitive and responsive to the needs of our customers. We might lack sufficient resources to continue to make the significant investments in information technology to compete with our competitors. Certain information technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. We may not be able to develop or implement these initiatives in a cost-effective, timely manner or at all. There can be no assurance that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new kinds of technology innovations, market developments and changing customer needs, our business may be harmed.

If we are unable to adequately address our customers’ increasing reliance on technology or provide a compelling vehicle search experience to customers through both our web and mobile platforms, the number of connections between buying and selling dealers using our marketplace may decline and our business, results of operations and financial condition may be harmed.

As dealers increasingly use technology-based services, including our marketplace and other offerings, our success will depend, in part, on our ability to provide customers with a robust and user-friendly experience on our platform. Given a greater focus on technology in the automotive industry, our future success depends in part on our ability to provide enhanced functionality for dealers who use the web and mobile devices to purchase used vehicles and increase the number of transactions with us that are completed by those dealers. Our ability to provide a compelling user experience, both on the web and through mobile devices, is subject to a number of factors, including:

•
our ability to maintain an attractive marketplace for our customers;
•
our ability to continue to innovate and introduce products for our marketplace;
•
our ability to launch new products that are effective and have a high degree of customer engagement;
•
our ability to maintain the compatibility of our mobile application with operating systems, such as iOS and Android, and with popular mobile devices running such operating systems; and
•
our ability to access a sufficient amount of data to enable us to provide relevant information to customers, including pricing information and accurate vehicle details which inform our inspection reports.

If use of our web and mobile marketplace is not accepted by the dealer industry, our business may be harmed.

In addition, if we fail to continue to provide a compelling user experience to our customers, the number of connections between buying and selling dealers facilitated through our marketplace could decline, which in turn could lead dealers to stop listing their inventory in our marketplace or cause buyers to look outside our platform for their wholesale purchases. If dealers stop listing their inventory in our marketplace, we may not be able to maintain and grow our customer traffic, which may cause other dealers to stop using our marketplace. This reduction in the number of dealers using our marketplace would likely adversely affect our marketplace and our business, results of operations and financial condition.

We rely on third-party technology and information systems to complete critical business functions and such reliance may negatively impact our business.

We rely on third-party technology for certain critical business functions that help us deliver our products and services and operate our business. Our business is dependent on the integrity, security and efficient operation of these systems and technologies. Our systems and operations or those of our third-party vendors and partners could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. The failure of these systems to perform as designed, the failure to maintain or update these systems as necessary, the failure of these systems to comply with applicable law, the vulnerability of these systems to security breaches or attacks or the inability to enhance our information technology capabilities, and our inability to find suitable alternatives could disrupt our operations and harm our business.

A significant disruption in service of, or other performance or reliability issues with, our platform could damage our reputation and result in a loss of customers, which could harm our brand or our business.

Our brand, reputation and ability to attract customers depend on the reliable performance of our platform and the supporting systems, technology and infrastructure. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, bugs, vulnerabilities, computer viruses, physical or electronic break-ins or similar events, could affect the availability of our inventory on our platform and prevent or inhibit the ability of customers to access our platform. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.

Problems faced by our third-party web-hosting providers, including AWS and Google Cloud, could inhibit the functionality of our platform. For example, our third-party web-hosting providers could close their facilities without adequate notice or suffer interruptions in service caused by cyber-attacks, natural disasters or other phenomena. Disruption of their services could cause our website to be inoperable and could harm our business. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. In addition, if our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business may be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our platform could interrupt our customers’ access to our inventory and our access to data that drives our operations, which could harm our reputation and have an adverse effect on our business, financial condition, and operating results.

We are subject to stringent and changing privacy and data security laws, regulations and standards related to data privacy and security.

There are numerous federal, state and local laws regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, inconsistent between jurisdictions or conflicting with other rules. In addition, if we expand into international markets, we will be subject to a new range of detailed and complex laws regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data. We must also comply with operating rules and standards imposed by industry organizations such as the National Automated Clearing House Association and the Payment Card Industry Security Standards Council. Additionally, we are also subject to specific contractual requirements contained in third-party agreements governing our use and protection of personal information and other data. We generally comply with industry standards and are subject to the terms of our privacy policies and the privacy- and security-related obligations to third parties. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct and operating rules and standards relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Additionally, new regulations could be enacted with which we are not familiar. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer data, may result in governmental enforcement actions, including fines or orders requiring that we change our practices, claims for damages by affected individuals, or litigation or public statements against us by consumer advocacy groups or others and could cause customers and vendors to lose trust in us, which may harm our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put customers’ or vendors’

information at risk and could in turn harm our business. Even if we are not determined to have violated these laws or other obligations, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity.

Privacy and data security regulation in the United States is rapidly evolving. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which became effective January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action and other data breach litigation. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. Other states are considering the enactment of similar laws, and there is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies, incur substantial compliance costs and subject us to increased potential liability.

Additionally, we are subject to the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related obligations to our customers and other third parties. Any failure or perceived failure by us or third parties we work with to comply with these policies, disclosures, and obligations to customers or other third parties, or industry oversight organizations, or privacy or data security laws may result in governmental or regulatory investigations, enforcement actions, regulatory or other fines, orders requiring that we change our practices, criminal compliance orders, claims for damages by affected individuals or litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us. Any of the foregoing could be costly and have an adverse effect on our business, financial condition, and operating results.

Government regulation of the internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet and ecommerce. Existing and future regulations and laws could impede the growth of the internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality. It is not clear how existing laws governing issues such as property ownership, licensing, sales and other taxes, and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one market segment to another and may conflict with other rules or our practices. For example, federal, state and local regulation regarding privacy, data protection and information security has become more significant, and laws such as the CCPA may increase our costs of compliance. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenue and increased expenses.

It may be costly for us to comply with any of these laws or regulations, and any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by customers and suppliers and result in the imposition of monetary liability. We also may be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. Adverse legal or regulatory developments could substantially harm our business, our ability to attract new customers may be adversely affected, and we may not be able to maintain or grow our revenue and expand our business as anticipated. Any of the foregoing could have an adverse effect on our business, financial condition, and operating results.

If the security of the personal information that we or our vendors collect, store, use or process is compromised or is otherwise accessed without authorization, or if we fail to comply with our commitments, assurances or other obligations regarding the privacy and security of such information, our reputation may be harmed and we may be exposed to liability and loss of business.

Our platform allows for the storage and transmission of our customers’ proprietary or confidential information, which may include personally identifiable information. We may use third-party service providers and subprocessors to help us deliver services, including payment services, to our customers. These vendors may store or process personal information or payment card information, on our behalf.

Cyberattacks and other malicious internet-based activity continue to increase. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, denial-of-service attacks, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, there can be no assurance that our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ data on our behalf will be effective in protecting against unauthorized access to our platform or our or our customers’ information, particularly given that our ability to monitor our third-party service providers’ data security is limited. The techniques used to sabotage or to obtain unauthorized access to our platform, systems, networks or physical facilities in which data is stored or through which data is transmitted change frequently and often are not identified until they are launched against a target, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The recovery systems, security protocols, network protection mechanisms and other security measures that we have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Our platform, systems, networks, and physical facilities could be breached or personal information could be otherwise compromised due to employee, contractor or customer error, negligence or malfeasance, if, for example, third parties attempt to fraudulently induce our employees, contractors or our customers to disclose information or user names or passwords, or otherwise compromise the security of our platform, networks, systems and physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized access to, platforms, systems, networks or physical facilities utilized by our vendors.

We are required to comply with laws, rules and regulations that require us to maintain the security of personal information. We have contractual and legal obligations to notify relevant stakeholders of security breaches. We operate in an industry that is prone to cyber-attacks. Failure to prevent or mitigate cyber-attacks could result in the unauthorized access to personal information. Most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities, and others of security breaches involving certain types of data. In addition, our agreements with certain customers and partners may require us to notify them in the event of a security breach. Such mandatory disclosures are costly, could lead to negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems caused by the actual or perceived security breach.

A security breach may cause us to breach customer contracts. Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information. We also may be subject to laws that require us to use industry-standard or reasonable security measures to safeguard personal information. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such legal or contractual obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages.

Further, security compromises experienced by our customers with respect to data hosted on our platform, even if caused by the customer’s own misuse or negligence, may lead to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their subscriptions with us. We may be subject to indemnity demands, regulatory proceedings, audits, penalties or litigation based on our customers’ misuse of our platform with respect to such sensitive information and defending against such litigation and otherwise addressing such matters may be expensive, cause distraction and result in us incurring liability, all of which may harm our business.

Litigation resulting from security breaches may adversely affect our business. Actual or alleged unauthorized access to our or our vendors’ platform, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach were to occur, and the confidentiality, integrity or availability of personal information was disrupted, we could incur significant liability, or our platform, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage will be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of personal data or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Failure to adequately obtain, maintain, protect and enforce our intellectual property rights, including our technology and confidential information, could harm our business.

The protection of intellectual property, including our brand, technology, confidential information and other proprietary rights, is crucial to the success of our business. We rely on a combination of trademark, trade secret, patent, and copyright law, as well as contractual restrictions, to protect our intellectual property. While it is our policy to protect and defend our rights to our intellectual property, monitoring unauthorized use of our intellectual property is difficult and costly, and we cannot predict whether steps taken by us to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution or other violations of our intellectual property rights. We also cannot guarantee that any measures we take to protect our intellectual property will offer us any meaningful protection or competitive advantage, or that others will not reverse-engineer our technology or independently develop technology that has the same or similar functionality as our technology. Unauthorized parties may also attempt to copy or obtain and use our technology to develop competing solutions, and policing unauthorized use of our technology and intellectual property rights may be difficult and may not be effective. Any of our intellectual property rights could be challenged or invalidated, and any litigation to enforce or defend our intellectual property rights could be costly, divert attention of management and may not ultimately be resolved in our favor. Additionally, uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies.

As part of our efforts to protect our intellectual property, technology and confidential information, a majority of our employees and consultants have entered into confidentiality and assignment of inventions agreements, and we also require certain third parties to enter into nondisclosure agreements. However, we may fail to enter into such agreements with all applicable parties, and such agreements may also not effectively grant all necessary rights to any inventions that may have been developed by our employees and consultants. In addition, such agreements may not effectively prevent misappropriation or unauthorized use or disclosure of our trade secrets, confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our trade secrets, confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology.

We are currently the registrant of various domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain domain names that are important for our business.

While software can, in some cases, be protected under copyright law, we have chosen not to register any copyrights in our proprietary software, and instead, primarily rely on unregistered copyrights to protect our proprietary software. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited. Our trade secrets, know-how and other proprietary materials may be revealed to the public or our competitors or independently developed by our competitors and no longer provide protection for the related technology. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology may be difficult, expensive and time-consuming, and the outcome is unpredictable. Furthermore, our trade secrets, know-how and other proprietary materials may be revealed to the public or our competitors or independently developed by our competitors and no longer provide protection for the related technology. Any of the foregoing could have an adverse effect on our business, financial condition, and operating results.

If we are not able to maintain, enhance and protect our reputation and brand recognition through the maintenance and protection of trademarks, our business will be harmed.

We have certain trademarks that are important to our business, such as the ACV Auctions trademark, the ACV Auctions logo and the True360 trademark. If we fail to adequately protect or enforce our rights under these trademarks, we may lose the ability to use those trademarks or to prevent others from using them, which could adversely harm our reputation and our business. While we have secured registration of several of our trademarks in the United States, and are actively seeking additional registrations in the United States and Canada, it is possible that others may assert senior rights to similar trademarks, in the United States and internationally, and seek to prevent our use and registration of our trademarks in certain jurisdictions. Our pending trademark or service mark applications may not result in such marks being registered, and we may not be able to use these trademarks or service marks to commercialize our technologies in the relevant jurisdictions.

Our registered or unregistered trademarks or service marks may be challenged, infringed, circumvented, diluted, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and service marks, which we need in order to build name recognition with partners and customers. If we are unable to establish name recognition based on our trademarks and service marks, we may not be able to compete effectively and our brand recognition, reputation, business, financial condition, and operating results may be adversely affected.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, financial condition and operating results.

Our commercial success depends on our ability to develop and commercialize our products and services and use our internally developed technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Whether merited or not, we, our partners or parties indemnified by us may face claims of infringement, misappropriation or other violation of third-party intellectual property that could interfere with our ability to market, promote and sell our brands, products and services. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making such claims and attempting to extract settlements from companies like ours. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability, validity or ownership of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us we may be required to engage in or to continue claims, regardless of whether such claims have merit, that can be time-consuming, divert management’s attention and financial resources and be costly to evaluate and defend. The result of any such litigation is difficult to predict and may require us to stop commercializing or using our technology, obtain licenses, modify our platform, services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties and upfront or ongoing fees, or grant cross-licenses to our own intellectual property rights. Such licenses may also be non-exclusive, which could allow competitors and other parties to use the subject technology in competition with us. We may also have to redesign our platform, services and technology so they do not infringe, misappropriate or otherwise violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Class A common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the creation or development of intellectual property on our behalf to execute agreements assigning such intellectual property to us, we may be unsuccessful in having all such employees and contractors execute such an agreement. The assignment of intellectual property may not be self-executing or the assignment agreement may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our use of “open source” software could adversely affect our ability to offer our products and services and subject us to possible litigation.

We use open source software in connection with our products and services. Companies that incorporate open source software into their technologies have, from time to time, faced claims challenging the use of open source software, the ownership of software that such companies believed to be open source and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute or make available across a network software and services that include open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our internally developed source code, including that of our platform, or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous and may not have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software which, thus, may contain security vulnerabilities or infringing or broken code. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing, including a requirement to publicly disclose our internally developed source code or pay damages for breach of contract, could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop services that are similar to or better than ours.

We rely on third-party providers to perform payment-related services on our behalf, and the failure of such third-parties to adequately perform such services or comply with applicable laws could harm our business.

We rely on third-party service providers to perform services related to payment processing, identity verification and fraud analysis and detection. As a result, we are subject to a number of risks related to our dependence on third-party service providers. If any or some of these service providers fail to perform adequately or if any such service provider were to terminate or modify its relationship with us unexpectedly, it could negatively impact our buyers’ ability to pay for some services, drive customers away from our services, result in potential legal liability or heightened risk, and harm our business. In addition, we and our third-party service providers may experience service outages from time to time that could adversely impact payments made on our platform. Additionally, any unexpected termination or modification of those third-party services could lead to a lapse in the effectiveness of certain fraud prevention and detection tools.

Our third-party service providers may increase the fees they charge us in the future, which would increase our operating expenses. This could, in turn, require us to increase the fees we charge to customers and cause some customers to reduce their use of our marketplace or to leave our platform altogether.

Payments are governed by complex and continuously evolving laws and regulations that are subject to change and vary across different jurisdictions in the United States. Any failure or claim of failure on our part or the part of our third-party service providers to comply with applicable laws and regulations relating to payments could require us to expend significant resources, result in liabilities, limit or preclude our ability to enter certain markets and harm our reputation.

Risks Related to Government Regulation and Litigation

We operate in highly regulated industries and either are or may be subject to a wide range of federal, state and local laws and regulations and our failure to comply with these laws and regulations may force us to change our operations or harm our business.

The industry in which we operate is and will continue to be subject to extensive U.S. federal, state and local laws and regulations. The wholesale, financing and transportation of used vehicles are regulated by the states in which we operate and by the U.S. federal government. These laws can vary significantly from state to state. In addition, we are subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage, processing, transfer and other use of personal information and other customer data. We are also subject to federal and state laws, such as the Equal Credit Opportunity Act and prohibitions against unfair or deceptive acts or practices. The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include the U.S. Federal Trade Commission, the U.S. Department of Transportation, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission. We are subject to regulation by individual state financial regulatory agencies. We also are subject to audit by such state regulatory authorities. Additionally, we may be subject to regulation by individual state dealer licensing authorities and state consumer protection agencies.

The wholesale sale of used vehicles through our platform and financing offerings may be subject to state and local licensing requirements. Despite our belief that we are not subject to the licensing requirements of such jurisdictions, regulators of jurisdictions in which our customers reside for which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations. Regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our financial condition and results of operations.

In addition to these laws and regulations, our facilities and business operations are subject to a wide array of federal, state and local laws and regulations relating to occupational health and safety, and other broadly applicable business regulations. We also are subject to laws and regulations involving taxes, privacy and data security, anti-spam, content protection, electronic contracts and communications, mobile communications, unencumbered internet access to our platform, the design and operation of websites and internet neutrality.

We are subject to laws and regulations affecting public companies, including securities laws and exchange listing rules. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and adversely affect our business. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change. Moreover, if we expand into additional jurisdictions, we will be subject to an increased variety of new and complex laws and regulations.

We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have an adverse effect on our business.

We are subject to various litigation matters from time to time, the outcomes of which could harm our business. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. Furthermore, defending ourselves against these claims may require us to expend substantial financial resources and divert management’s attention, which could adversely impact our business, results of operations and financial condition. See the section titled “Legal Proceedings” for more information.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

Our net operating loss carryforwards, or NOLs, and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. As of December 31, 2020, we had U.S. federal and state NOLs of $147.4 million and $118.2 million, respectively. Of the U.S. federal NOLs, $12.3 million will expire beginning in the year 2035 and $135.1 million will carry forward indefinitely.

Under the Tax Cuts and Jobs Act, or the Tax Act, federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely. Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back for five years prior to such loss. The deductibility of federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, our NOLs and tax credit carryforwards are subject to limitations under the Internal Revenue Code of 1986, as amended, or the Code, and similar state tax laws as well as review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a cumulative change in the corporation’s ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period), the corporation’s ability to use its pre-change NOLs and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. Similar rules may apply under state tax laws. We have not determined whether any such limitations apply to our business. If our ability to utilize those NOLs and tax credit carryforwards becomes limited by an “ownership change” as described above, it may not be able to utilize a material portion of our NOLs and certain other tax attributes, which could adversely affect our cash flows and results of operations.

Risks Related to Being a Public Company

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant finance, legal, accounting and other expenses, including director and officer liability insurance, that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an emerging growth company. To prepare for eventual compliance with Section 404, we will be engaged in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

We previously identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Prior to the completion of our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our financial statements for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that we had a material weakness due to the misapplication of generally accepted accounting principles, or GAAP, in the United States as it relates to revenue recognition for our Go Green assurance offering and certain stock-based compensation charges associated with deemed employee compensation in connection with a secondary offering. As a result, there were certain post-close adjustments that were required that were material to the 2018 financial statements. To address this material weakness, we hired our Chief Financial Officer and additional accounting personnel, implemented process level and management review controls and consulted third-party service providers to assist with certain technical accounting matters.

We can give no assurance that this material weakness will not reoccur or that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations.

As a public company, we will be required to further design, document and test our internal controls over financial reporting to comply with Section 404. We cannot be certain that additional material weaknesses and control deficiencies will not be discovered in the future. If material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common stock to decline. If we have material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial position or results of operations. Either of those events could have an adverse effect on the value of our common stock.

Further, even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our future reporting obligations.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) December 31, 2026; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our Class A common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with our executive officers, directors and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important decisions.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, as of March 31, 2021, holders of our Class B common stock, collectively beneficially own shares representing approximately 98.6% of the voting power of our outstanding capital stock. Our directors and executive officers and their affiliates collectively beneficially own, in the aggregate, shares representing approximately 44.5% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the aggregate outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

Further, future transfers by holders of our Class B common stock will generally result in those shares converting into shares of our Class A common stock, subject to limited exceptions, such as certain transfers effected for tax or estate planning purposes. The conversion of shares of our Class B common stock into shares of our Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

We cannot predict the impact our dual class structure may have on the market price of our Class A common stock.

We cannot predict whether our dual class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

Our stock price may be volatile, and the value of our Class A common stock may decline.

The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•
actual or anticipated fluctuations in our financial condition or results of operations;
•
variance in our financial performance from expectations of securities analysts;
•
changes in our projected operating and financial results;
•
announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•
announcements or concerns regarding real or perceived quality or health issues with our products or similar products of our competitors;
•
adoption of new regulations applicable to the food industry or the expectations concerning future regulatory developments;
•
our involvement in litigation;
•
future sales of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;

•
changes in senior management or key personnel;
•
the trading volume of our Class A common stock;
•
changes in the anticipated future size and growth rate of our market; and
•
general economic and market conditions.

Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Class A common stock.

An active public trading market for our Class A common stock may not develop or be sustained.

Prior to the closing of our IPO in March 2021, no public market for our Class A common stock existed. An active public trading market for our Class A common stock may not continue to develop or, if further developed, it may not be sustained. The lack of an active market may impair the ability of holders of our Class A common stock to to sell their shares at the time they wish to sell them or at a price that the holders of our Class A common stock consider reasonable. The lack of an active market may also reduce the fair value of shares of our Class A common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies by using our shares as consideration.

Future sales of our Class A common stock in the public market could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that these sales might occur, could depress the market price of our Class A common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our stockholders who held our capital stock prior to the completion of our IPO have substantial unrecognized gains on the value of the equity they hold based upon the price at which shares were sold in our IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Class A common stock.

All of our directors and officers, the holders of a substantial majority of all of our stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any of our shares of common stock, any options or warrants to purchase any of our shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of our common stock through the end of day on September 19, 2021, or the restricted period, subject to certain exceptions; provided that such restricted period will end with respect to approximately 36.9 million shares (including shares of common stock issuable upon exercise of options) on May 18, 2021. In addition, with respect to shares not released as a result of such early release, if September 19, 2021 occurs within nine trading days of a regularly scheduled trading black-out period, the restricted period will expire on the tenth trading day immediately preceding the commencement of such trading black-out period. Goldman Sachs & Co. LLC may, in its sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all of the shares of Class A common stock sold in our IPO will become eligible for sale upon the end of day on September 19, 2021, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, or the Securities Act.

In addition, there were 5,106,894 shares of Class B common stock issuable upon the exercise of options and 2,146,233 shares of Class B common stock issuable upon the vesting of restricted stock units, or RSUs, outstanding as of March 31, 2021. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise or vesting of outstanding options or RSUs, respectively, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of March 31, 2021, holders of approximately 135,494,653 shares of our Class B common stock, or 87.7% of our capital stock, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.

We do not intend to pay dividends for the foreseeable future.

While we have previously paid cash dividends on our capital stock, we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, holders of our Class A common stock may need to rely on sales of their holdings of Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Class A common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•
authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Class A common stock;
•
require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•
specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•
establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•
establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•
prohibit cumulative voting in the election of directors;
•
provide that our directors may be removed for cause only upon the vote of at least 66 2⁄3% of our outstanding shares of voting stock;
•
provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

•
require the approval of our board of directors or the holders of at least 66 2⁄3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Class A common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our Class A common stock would receive a premium for their shares of our Class A common stock in an acquisition.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•
any derivative claim or cause of action brought on our behalf;
•
any claim or cause of action asserting a breach of fiduciary duty;
•
any claim or cause of action against us arising under the Delaware General Corporation Law;
•
any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•
any claim or cause of action against us that is governed by the internal affairs doctrine.

The provisions would not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause or causes of action arising under the Securities Act, including all causes of action asserted against any defendant to such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint, and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the offering.

While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

The following sets forth information regarding all unregistered securities sold since December 31, 2020:

•
From December 31, 2020 to April 16, 2021 (the date of filing of our registration statement on Form S-8, File No. 333-255309), we granted stock options to purchase an aggregate of 633,700 shares of our Class B common stock at exercise price of $8.10 per share to a total of 170 employees under our 2015 Long Term Incentive Plan.
•
From December 31, 2020 to April 16, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-255309), we issued an aggregate of 378,011 shares of our Class B common stock upon the exercise of options under our 2015 Long Term Incentive Plan at exercise prices ranging from $0.01 to $8.10 per share, for an aggregate purchase price of $0.6 million.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access through their relationships with us, or otherwise to information about us. The issuances of these securities were made without any general solicitation or advertising.

(b) Use of Proceeds

In March 2021, we closed our IPO of 19,032,500 shares of our Class A common stock at a price of $25.00 per share, including 2,482,500 shares pursuant to the underwriters’ option to purchase additional shares from the selling stockholders named in the Final Prospectus, resulting in gross proceeds to us of $413.8 million. We did not receive any of the proceeds from the sale of shares of Class A common stock by the selling stockholders. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253617), which was declared effective by the SEC on March 23, 2021. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. acted as lead book-running managers and representatives of the underwriters for the offering. BofA Securities, Inc. and Jefferies LLC acted as book-running managers for the offering, and Canaccord Genuity LLC, Guggenheim Securities, LLC, JMP Securities LLC, Piper Sandler & Co. and Raymond James & Associates, Inc. acted as co-managers for the offering.  The offering commenced on March 23, 2021 and, following the sale of all the shares upon the closing of the IPO, the offer terminated.

The net proceeds to us after deducting underwriting discounts and commissions of $24.8 million net offering expenses of $3.9 million were $385.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus for our IPO dated as of March 23, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021.

At March 31, 2021, $2.7 million of expenses incurred in connection with our IPO had not yet been paid.

(c) Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40256	3.1	March 26, 2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40256	3.2	March 26, 2021

10.1	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-253617	10.3	March 15, 2021

10.2	2021 Employee Stock Purchase Plan.	S-1/A	333-253617	10.4	March 15, 2021

10.3	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-253617	10.5	March 15, 2021

10.4	Form of Confirmatory Offer of Employment.	S-1/A	333-253617	10.9	March 15, 2021

10.5	Performance Bonus Plan.	S-1/A	333-253617	10.10	March 15, 2021

10.6	Non-Employee Director Compensation Policy.	S-1/A	333-253617	10.11	March 15, 2021

10.7	Severance and Change in Control Plan.	S-1/A	333-253617	10.12	March 15, 2021

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*            This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 13, 2021	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: May 13, 2021	By:	/s/ William Zerella
William Zerella
Chief Financial Officer