Form 10-Q
period 2021-06-30
ACV Auctions Inc.
filed 2021-08-11
CIK 1637873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 4, 2021, there were 45,315,228 shares of the registrant's Class A common stock, and 109,679,392 shares of Class B common stock, each with a par value of $0.001, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue:
Marketplace and service revenue	$83,934	$38,310	$142,326	$72,906
Customer assurance revenue	13,440	6,587	24,134	14,228
Total revenue	97,374	44,897	166,460	87,134
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	42,788	15,323	72,297	36,930
Customer assurance cost of revenue (excluding depreciation & amortization)	11,129	4,654	20,515	11,934
Operations and technology	23,513	13,875	45,104	30,821
Selling, general, and administrative	27,513	13,891	51,478	36,962
Depreciation and amortization	1,761	1,463	3,529	2,672
Total operating expenses	106,704	49,206	192,923	119,319
Loss from operations	(9,330)	(4,309)	(26,463)	(32,185)
Other income (expense):
Interest income	45	141	71	650
Interest expense	(251)	(180)	(461)	(291)
Total other income (expense)	(206)	(39)	(390)	359
Loss before income taxes	(9,536)	(4,348)	(26,853)	(31,826)
Provision for income taxes	156	48	214	95
Net loss	$(9,692)	$(4,396)	$(27,067)	$(31,921)
Weighted-average shares - basic and diluted	154,572,225	21,369,825	94,762,407	21,283,589
Net loss per share - basic and diluted	$(0.06)	$(0.21)	$(0.29)	$(1.50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net loss	$(9,692)	$(4,396)	$(27,067)	$(31,921)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	26	0	76	(7)
Comprehensive loss	$(9,666)	$(4,396)	$(26,991)	$(31,928)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current Assets :
Cash and cash equivalents	$664,324	$233,725
Trade receivables (net of allowance of $3,158 and $2,093)	234,174	104,138
Finance receivables (net of allowance of $96 and $40)	26,508	8,501
Other current assets	12,249	8,041
Total current assets	937,255	354,405
Property and equipment (net of accumulated depreciation of $3,481 and $2,439)	5,328	4,912
Goodwill	21,820	21,820
Acquired intangible assets (net of amortization of $4,651 and $3,059)	9,899	11,491
Internal-use software costs (net of amortization of $2,734 and $1,963)	11,796	7,775
Operating lease right-of-use assets	1,643	2,000
Other assets	1,212	2,147
Total assets	988,953	404,550
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities :
Accounts payable	367,583	151,967
Accrued payroll	12,317	8,109
Accrued other liabilities	5,944	4,375
Deferred revenue	3,686	1,504
Operating lease liabilities	786	746
Total current liabilities	390,316	166,701
Long-term operating lease liabilities	918	1,323
Long-term debt	500	4,832
Other long-term liabilities	5,217	5,054
Total liabilities	$396,951	$177,910
Commitments and Contingencies (Note 3)
Convertible Preferred Stock :
Convertible preferred stock; $0.001 par value; 0 and 230,538,501 shares authorized; 0 and 115,269,221 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	366,332
Stockholders' Equity (Deficit) :
Preferred Stock; $0.001 par value; 20,000,000 and 0 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Common stock; $0.001 par value; 0 and 311,100,000 shares authorized; 0 and 22,331,842 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	-	22
Common stock - Class A; $0.001 par value; 2,000,000,000 and 0 shares authorized; 40,225,160 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	40	-
Common Stock - Class B; $0.001 par value; 160,000,000 and 0 shares authorized; 114,445,042 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	114	-
Additional paid-in capital	785,875	27,322
Accumulated deficit	(194,046)	(166,979)
Accumulated other comprehensive loss	19	(57)
Total stockholders' equity (deficit)	592,002	(139,692)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$988,953	$404,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Three Months Ended June 30, 2021
	Common Stock Class A		Common Stock Class B				Accumulated	Total
					Additional		Other	Stockholders'
		Par		Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Value	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, March 31, 2021	19,032,500	$19	135,494,653	$135	$781,956	$(184,354)	$(7)	$597,749
Other offering costs in connection with initial public offering					26			26
Issuance of common stock from the exercise of stock options	140,453	-	2,596	-	129			129
Stock-based compensation					3,764			3,764
Conversion of Class B Common Stocks to Class A Common Stocks	21,052,207	21	(21,052,207)	(21)				(0)
Other comprehensive income							26	26
Net Loss						(9,692)		(9,692)
Balance as of June 30, 2021	40,225,160	$40	114,445,042	$114	$785,875	$(194,046)	$19	$592,002

	Six Months Ended June 30, 2021
	Convertible Preferred Stock		Common Stock		Common Stock Class A		Common Stock Class B				Accumulated	Total
									Additional		Other	Stockholders'
				Par		Par		Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2020	115,269,221	$366,332	22,331,842	$22	-	$-	-	$-	$27,322	$(166,979)	$(57)	$(139,692)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs					16,550,000	17			385,027			385,044
Issuance of common stock from the exercise of stock options			375,971	-	140,453	-	2,715	-	679			679
Stock-based compensation									6,630			6,630
Conversion of redeemable convertible preferred stock to Class B common stock in connection with initial public offering	(115,269,221)	$(366,332)					115,269,221	115	366,217			366,332
Sale of Class B common stock to underwriters					2,482,500	2	(2,482,500)	(2)				-
Reclassification of common stock to class B common stock			(22,707,813)	(22)			22,707,813	22				-
Conversion of Class B Common Stocks to Class A Common Stocks					21,052,207	21	(21,052,207)	(21)				-
Other comprehensive income											76	76
Net Loss										(27,067)		(27,067)
Balance as of June 30, 2021	-	$-	-	$0	40,225,160	$40	114,445,042	$114	$785,875	$(194,046)	$19	$592,002

	Three Months Ended June 30, 2020
	Convertible Preferred Stock		Common Stock				Accumulated	Total
					Additional		Other	Stockholders'
				Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, March 31, 2020	110,627,173	$311,468	21,321,873	$21	$21,982	$(153,483)	$(8)	$(131,488)
Issuance of common stock from the exercise of stock options			117,026	-	96			96
Stock-based compensation					1,033			1,033
Other comprehensive income							0	0
Net Loss						(4,396)		(4,396)
Balance as of June 30, 2020	110,627,173	$311,468	21,438,899	$21	$23,111	$(157,879)	$(8)	$(134,755)

	Six Months Ended June 30, 2020
	Convertible Preferred Stock		Common Stock				Accumulated	Total
					Additional		Other	Stockholders'
				Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2019	110,627,173	$311,468	21,078,342	$21	$19,796	$(125,958)	$(1)	$(106,142)
Issuance of common stock from the exercise of stock options			360,557	-	185			185
Stock-based compensation					3,130			3,130
Other comprehensive income							(7)	(7)
Net Loss						(31,921)		(31,921)
Balance as of June 30, 2020	110,627,173	$311,468	21,438,899	$21	$23,111	$(157,879)	$(8)	$(134,755)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(27,067)	$(31,921)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,728	3,178
Stock-based compensation expense	6,630	3,130
Provision for bad debt	1,589	3,670
Non-cash operating lease costs	(6)	6
Other non-cash, net	475	90
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(131,479)	(50,676)
Other current assets	(4,209)	(1,188)
Accounts payable	215,286	60,682
Accrued payroll	4,208	3,933
Accrued other liabilities	1,532	1,036
Deferred revenue	2,182	635
Other long-term liabilities	163	1,302
Other assets	(218)	(1)
Net cash provided by (used in) operating activities	72,814	(6,124)
Cash Flows from Investing Activities
Net increase in finance receivables	(18,153)	(966)
Purchases of property and equipment	(1,664)	(1,931)
Capitalization of software costs	(4,597)	(2,508)
Acquisition of businesses (net of cash acquired)	-	(5,500)
Net cash provided by (used in) investing activities	(24,414)	(10,905)
Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	385,852	-
Proceeds from long term debt	5,250	3,387
Payments towards long term debt	(9,582)	(1,971)
Proceeds from exercise of common stock options	679	185
Net cash provided by (used in) financing activities	382,199	1,601
Net increase (decrease) in cash and cash equivalents	430,599	(15,428)
Cash and cash equivalents, beginning of period	233,725	182,275
Cash and cash equivalents, end of period	$664,324	$166,847
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest (income) expense	185	(70)
Income taxes	112	(23)
Cash paid included in the measurement of operating lease liabilities	-	338
Non-cash investing and financing activities:
Right-of-use assets obtained, including initial adoption	-	718
Stock issuance costs in accounts payable	140	-
Contingent consideration	-	5,700
Purchase of property and equipment and internal use software in accounts payable	858	121

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV Auctions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business—ACV Auctions Inc. (“the Company" or "ACV”) was formed on December 31, 2014. The Company operates in one industry segment, providing a digital wholesale auction marketplace (the “Marketplace”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC. ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off our Marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. All services are provided in the United States and are supported by the Company’s operations which are in both the United States and Canada.

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

2. Accounts Receivables & Allowance for Doubtful Receivables

The Company maintains an allowance for doubtful receivables that in management’s judgement reflects losses inherent in the portfolio. Changes in the allowance for doubtful trade receivables for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Beginning balance	$2,591	$1,821	$2,093	$1,352
Provision for bad debt	693	1,481	1,443	3,599
Net write-offs
Write-offs	(1,005)	(1,425)	(2,759)	(3,410)
Recoveries	879	405	2,381	741
Net write-offs	(126)	(1,020)	(378)	(2,669)
Ending balance	$3,158	$2,282	$3,158	$2,282

Changes in the allowance for doubtful finance receivables for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Beginning balance	$61	$100	$40	$65
Provision for bad debt	119	28	146	71
Net write-offs
Write-offs	(84)	(88)	(90)	(96)
Recoveries	-	-	-	-
Net write-offs	(84)	(88)	(90)	(96)
Ending balance	$96	$40	$96	$40

3. Guarantees, Commitments and Contingencies

The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees—Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $237.5 million and $95.7 million at June 30, 2021 and December 31, 2020, respectively. The carrying amount of the liability presented in Accrued other liabilities was $1.4 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively.

The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $0.8 million and $1.1 million at June 30, 2021 and December 31, 2020, respectively.

Other Price Guarantees—The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at June 30, 2021 and December 31, 2020.

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

On March 19, 2021, a putative class action was filed against ACV Auctions Inc., et al. in the U.S. District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on our marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. In July 2021, the complaint was amended to add and modify allegations beyond the initial complaint, as well as to add certain individuals as individual defendants, including George Chamoun, the Company's Chief Executive Officer. The Company intends to vigorously defend itself in this case. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome and cannot estimate the range of any potential loss at this time. However, the Company believes that the resolution of this matter will not have a material adverse effect on its consolidated financial position.

4. Borrowings

The Company’s outstanding long-term debt consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

			June 30,	December 31,
	Interest Rate *	Maturity Date *	2021	2020
Revolving credit facility	LIBOR + 3.75%	June 25, 2024	$500	$4,832
Total long-term debt			$500	$4,832
* The interest rate and maturity date presented in the table above represent the rate and maturity date in place as of June 30, 2021

As of June 30, 2021 and December 31, 2020, the Company had outstanding $0.5 million and $4.8 million, respectively, of indebtedness, consisting entirely of outstanding borrowings under the revolving credit facility.

Revolving credit facility

On December 20, 2019, the Company entered into a revolving credit facility. The revolving credit facility was established to provide debt financing in support of the short-term finance receivable product offered to eligible customers purchasing vehicles through the Marketplace and is fully secured by the underlying finance receivable assets. On June 25, 2021 the Company entered into the First Amendment to Loan and Security Agreement ("The First Amendment"), which modified the interest rate to LIBOR + 3.75% and extended the maturity date to June 25, 2024. The First Amendment maintains a maximum borrowing principal amount of $50.0 million.

The amount available for borrowing under the revolving credit facility is based on the size of the finance receivable portfolio. As of June 30, 2021, $49.5 million of the revolving line of credit was unused.

The revolving feature on the facility ends on June 25, 2023. Amounts owed at that time will amortize and be due on or before June 25, 2024, depending on the collection of the outstanding finance receivables securing the facility. The facility carried an interest rate of 4.75% as of June 30, 2021.

The Company’s ability to borrow under the credit facility is subject to ongoing compliance with a combination of financial covenants and non-financial collateral performance metrics. As of June 30, 2021, the Company was in compliance with all of its covenants and collateral performance metrics.

5. Convertible Preferred Stock and Stockholders' Deficit

Convertible Preferred Stock

Upon closing of the IPO on March 26, 2021, all of the then-outstanding shares of convertible preferred stock automatically converted into 115,269,221 shares of Class B common stock on a one-for-one basis. There were no shares of convertible preferred stock outstanding subsequent to the closing of the IPO.

Common Stock

On March 11, 2021, the Board of Directors and the stockholders of the Company approved an amended and restated certificate of incorporation that implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and a new class of common stock, Class A common stock, became authorized. The amended and restated certificate of incorporation became effective immediately prior to the closing of the IPO on March 26, 2021. The authorized share capital of Class A common stock of the Company is 2,000,000,000 and the authorized share capital for Class B common stock is 160,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects for all matters except for the voting, conversion, and transfer rights. The Class B common stock converts to Class A common stock at any time at the option of the holder. During the three and six months ended June 30, 2021, 21,052,207 Class B shares converted to an equal number of shares of Class A common stock.

6. Revenue

The following table summarizes the primary components of revenue, this level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Auction marketplace revenue	$46,600	$23,521	$80,857	$41,363
Transportation, data, and other services revenue	37,334	14,789	61,469	31,543
Marketplace and service revenue	$83,934	$38,310	$142,326	$72,906

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

Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan became effective on the date of the underwriting agreement related to our IPO, and no further grants were made under the 2015 Plan. Employees, outside directors, consultants and advisors of the Company are eligible to participate in the 2021 Plan. The Plan allows the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other forms of awards. As of June 30, 2021, 13,937,495 shares were available for future grants of the Company's common stock.

The following table summarizes the stock option activity for the six months ended June 30, 2021 (in thousands, except for share and per share amounts):

	Number of Options	Weighted-Average Exercise Price Per Share	Intrinsic Value	Weighted-Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	9,933,348	$2.16	$129,358	7.80
Granted	633,700	8.10
Exercised	(519,140)	1.31
Forfeited	(126,811)	4.45
Expired	(26,743)	1.94
Outstanding, June 30, 2021	9,894,354	$2.56	$228,225	7.44
Exercisable, June 30, 2021	5,420,429	$0.84	$134,346	6.33
Expected to Vest, June 30, 2021	4,473,925	$4.64	$93,879	8.78

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2021 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2020	250,000	$10.52
Granted	1,896,233	21.77
Vested	-	-
Forfeited	-	-
Outstanding, June 30, 2021	2,146,233	$20.46

As of June 30, 2021, there is approximately $61.9 million of compensation expense related to the unvested portion of common stock options and restricted stock units. The weighted-average remaining period of the compensation expense related to common stock options and restricted stock units are 2.58 and 3.67 years, respectively.

8. Income Taxes

The Company had an effective tax rate of approximately (2)% and (1)% for the three months ended June 30, 2021 and 2020, respectively, and (1)% and 0% for the six months ended June 30, 2021 and 2020, respectively. The principal difference between the federal statutory rate and the effective tax rate is related to the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, trade and finance accounts receivable and accounts payable whose carrying values approximate fair value due to the short-term nature of those instruments. The Company had no assets requiring fair value hierarchy disclosures as of June 30, 2021 or December 31, 2020.

The Company records guarantees accounted for under ASC 460 at fair value when issued. The fair value of guarantees outstanding as of June 30, 2021 and December 31, 2020 was $1.4 million and $1.0 million, respectively. The estimated fair value of the guarantees outstanding is determined based on historical guarantee claim costs, adjusted for qualitative factors and a market participant estimated margin. Historical claim costs and qualitative factors are assumptions that are not readily observable in the marketplace, and the related nonrecurring fair value measurement adjustments have been generally classified as Level 3.

10. Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows for the three and six months ended June 30, 2021 and 2020 (in thousands, except share data):

	Three months ended June 30,			Six months ended June 30,
	2021		2020	2021		2020
	Class A	Class B		Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(1,701)	$(7,991)	$(4,396)	$(4,135)	$(22,931)	$(31,920)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	27,124,506	127,447,719	21,369,825	14,478,398	80,284,009	21,283,589
Net Income per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.06)	$(0.21)	$(0.29)	$(0.29)	$(1.50)

The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Convertible Preferred Stock Series Seed I, Seed II, A, B, C, D, E and E1	-	110,627,174	-	110,627,174
Unvested RSAs and RSUs	711,522	316,718	376,177	456,506
Stock options not subject to performance conditions	8,381,346	5,754,614	8,189,747	5,842,205

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

12. Subsequent Events

On July 12, 2021, the Company acquired Max Digital LLC ("Max Digital") in exchange for approximately $61.2 million of cash. Max Digital is a pioneer in automotive data and merchandising products and best known for its flagship inventory management system platform FirstLook. Max Digital's software products enable dealers to accurately price wholesale and retail inventory while maximizing profit on each vehicle sold by leveraging predictive analytics informed by machine learning. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period. We are currently in the process of finalizing the accounting for this transaction and expect to have our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the third quarter of 2021.

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

We continued to experience consistent growth in our business. We had 153,274 and 281,660 Marketplace Units sold on our marketplace, representing a total Marketplace GMV of $2.1 billion and $3.4 billion for the three and six months ended June 30, 2021, respectively. In the three months ended June 30, 2021 and 2020, we generated revenue of $97.4 million and $44.9 million, net loss of $9.7 million and $4.4 million, and adjusted EBITDA of $(3.7) million and $(1.5) million, respectively. In the six months ended June 30, 2021 and 2020, we generated revenue of $166.5 million and $87.1 million, net loss of $27.1 million and $31.9 million, and adjusted EBITDA of $(16.0) million and $(25.9) million, respectively. We continue to invest in growth to scale our company responsibly and drive towards profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.

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

As a result, starting in May 2020, our marketplace activity rebounded strongly to reach levels higher than the months of January and February 2020 prior to the impact of COVID-19. For the month ended May 31, 2020, both our Marketplace Units and our revenue approximately doubled compared to the month ended April 30, 2020. Driven by both higher demand for used vehicles leading to less discounting and increased overall valuations, the average sale price of our Marketplace Unit, and subsequently our auction revenue per unit, also increased starting in May 2020 and reached peak levels in August 2020. As supply constraints began to ease and the demand and supply for used vehicles reached a better equilibrium in the fourth quarter of 2020, the growth in our transaction volume and revenue normalized. In the fourth quarter of 2020, Marketplace Units and total revenue represented strong year-over-year growth of 37% and 52%. Through the second quarter of 2021, demand for used vehicles strengthened again amid tightening supply, and year-to-date Marketplace Units and total revenue achieved year-over-year growth of 65% and 91%.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Marketplace Units	153,274	87,888	281,660	170,476
Marketplace GMV	$2.1 billion	$0.6 billion	$3.4 billion	$1.3 billion
Adjusted EBITDA	$(3.7) million	$(1.5) million	$(16.0) million	$(25.9) million

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

Marketplace GMV

Marketplace Gross Merchandise Value ("Marketplace GMV") is primarily driven by the volume and dollar value of Marketplace Units transacted on our digital marketplace. We believe that Marketplace GMV acts as an indicator of the success of our marketplace, signaling satisfaction of dealers and buyers on our marketplace, and the health, scale, and growth of our business. We define Marketplace GMV as the total dollar value of vehicles transacted through our digital marketplace within the applicable period, excluding any auction and ancillary fees. Because our definition of Marketplace Units does not include vehicles inspected but not sold on our digital marketplace, GMV does not represent revenue earned by us. We expect that Marketplace GMV will continue to grow as Marketplace Units grow, though at a varying rate within a given applicable period, as Marketplace GMV is also impacted by the value of each vehicle transacted.

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

Operating Expenses

Marketplace and Service Cost of Revenue

Marketplace and service cost of revenue consists of third-party transportation carrier costs, titles shipping costs, customer support, website hosting costs, inspection costs related to data services and various other costs. These costs include salaries, benefits, bonuses and related stock-based compensation expenses, which we refer to as personnel expenses. We expect our marketplace and service cost of revenue to continue to increase as we continue to scale our business and introduce new product and service offerings.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on our cash and cash equivalents and interest expense on our borrowings.

Provision for Income Taxes

Provision for income taxes consists of U.S. federal, state and foreign income taxes.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
Marketplace and service revenue	$83,934	$38,310	$142,326	$72,906
Customer assurance revenue	13,440	6,587	24,134	14,228
Total revenue	97,374	44,897	166,460	87,134
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	42,788	15,323	72,297	36,930
Customer assurance cost of revenue (excluding depreciation & amortization)	11,129	4,654	20,515	11,934
Operations and technology (1)	23,513	13,875	45,104	30,821
Selling, general, and administrative (1)	27,513	13,891	51,478	36,962
Depreciation and amortization (2)	1,761	1,463	3,529	2,672
Total operating expenses	106,704	49,206	192,923	119,319
Loss from operations	(9,330)	(4,309)	(26,463)	(32,185)
Other income (expense):
Interest income	45	141	71	650
Interest expense	(251)	(180)	(461)	(291)
Total other income (expense)	(206)	(39)	(390)	359
Loss before income taxes	(9,536)	(4,348)	(26,853)	(31,826)
Provision for income taxes	156	48	214	95
Net loss	$(9,692)	$(4,396)	$(27,067)	$(31,921)

_____________________

(1) Includes stock-based compensation expense as follows:	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$48	$3	$112	$6
Operations and technology	400	59	774	155
Selling, general, and administrative	3,315	971	5,743	2,969
Stock-Based Compensation Expense	$3,763	$1,033	$6,629	$3,130

(2) Includes acquired intangible asset amortization as follows:	Three months ended June 30,		Six months ended June 30,
0	2021	2020	2021	2020
	(in thousands)		(in thousands)
Depreciation and amortization	$774	$762	$1,592	$1,325
Acquired Intangible Asset Amortization	$774	$762	$1,592	$1,325

The following table sets forth our consolidated statements of comprehensive loss for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net loss	$(9,692)	$(4,396)	$(27,067)	$(31,921)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	26	0	76	(7)
Comprehensive loss	$(9,666)	$(4,396)	$(26,991)	$(31,928)

The following tables set forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$83,934	86%	$38,310	85%
Customer assurance revenue	13,440	14%	6,587	15%
Total revenue	97,374	100%	44,897	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	42,788	44%	15,323	34%
Customer assurance cost of revenue (excluding depreciation & amortization)	11,129	11%	4,654	10%
Operations and technology	23,513	24%	13,875	31%
Selling, general, and administrative	27,513	28%	13,891	31%
Depreciation and amortization	1,761	2%	1,463	3%
Total operating expenses	106,704	110%	49,206	110%
Loss from operations	(9,330)	(10)%	(4,309)	(10)%
Other Income:
Interest income	45	0%	141	0%
Interest expense	(251)	(0)%	(180)	(0)%
Total other income	(206)	(0)%	(39)	(0)%
Net loss before income taxes	(9,536)	(10)%	(4,348)	(10)%
Provision for income taxes	156	0%	48	0%
Net loss	$(9,692)	(10)%	$(4,396)	(10)%

	Six months ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$142,326	86%	$72,906	84%
Customer assurance revenue	24,134	14%	14,228	16%
Total revenue	166,460	100%	87,134	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	72,297	43%	36,930	42%
Customer assurance cost of revenue (excluding depreciation & amortization)	20,515	12%	11,934	14%
Operations and technology	45,104	27%	30,821	35%
Selling, general, and administrative	51,478	31%	36,962	42%
Depreciation and amortization	3,529	2%	2,672	3%
Total operating expenses	192,923	116%	119,319	137%
Loss from operations	(26,463)	(16)%	(32,185)	(37)%
Other Income:
Interest income	71	0%	650	1%
Interest expense	(461)	(0)%	(291)	(0)%
Total other income	(390)	(0)%	359	0%
Net loss before income taxes	(26,853)	(16)%	(31,826)	(37)%
Provision for income taxes	214	0%	95	0%
Net loss	$(27,067)	(16)%	$(31,921)	(37)%

Comparison of the three months ended June 30, 2021 and 2020

Revenue

Marketplace and Service Revenue

	Three months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service revenue	$83,934	$38,310	$45,624	119%

Marketplace and service revenue was $83.9 million for the three months ended June 30, 2021, compared to $38.3 million for the three months ended June 30, 2020. The increase of $45.6 million, or 119%, was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers, data and other service revenue. Revenue increases in the current quarter were primarily volume-driven and correlate to per unit GMV, which rose due to the increase in demand for used vehicles on a national level, leading to higher buyer revenue per unit. For the three months ended June 30, 2021, auction marketplace revenue increased to $46.6 million from $23.5 million in the three months ended June 30, 2020, and transportation, data and other services revenue increased to $37.3 million from $14.8 million.

Customer Assurance Revenue

	Three months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Customer assurance revenue	$13,440	$6,587	$6,853	104%

Customer assurance revenue was $13.4 million for the three months ended June 30, 2021, compared to $6.6 million for the three months ended June 30, 2020. The increase of $6.9 million, or 104%, primarily consisted of an increase in revenue generated from Go Green assurance offerings sold to the seller in marketplace transactions. For the three months ended June 30, 2021, Go Green assurance revenue increased to $12.5 million from $6.4 million in the three months ended June 30, 2020. Revenue increases were primarily volume-driven as a result of the expansion of our marketplace platform across the United States and a deeper penetration of markets where we do business.

Operating Expenses

Marketplace and Service Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$42,788	$15,323	$27,465	179%
Percentage of revenue	26%	18%

Marketplace and service cost of revenue was $42.8 million for the three months ended June 30, 2021, compared to $15.3 million for the three months ended June 30, 2020. The increase of $27.5 million, or 179%, primarily consisted of an increase in the cost of generating auction marketplace revenue and an increase attributed to the cost of generating transportation, data and other services revenue, which were primarily due to increased sales unit volume. For the three months ended June 30, 2021, total cost attributed to generating auction marketplace revenue increased to $5.5 million from $2.1 million in the three months ended June 30, 2020 and the total cost of generating transportation, data and other services increased to $37.3 million from $13.2 million in three months ended June 30, 2020. Direct and allocated personnel and related costs included in auction marketplace increased to $2.1 million for three months ended June 30, 2021 from $0.9 million in the three months ended June 30, 2020. Non-personnel related costs included in auction marketplace increased to $3.4 million from $1.2 million in the three months ended June 30, 2020. Non-personnel related costs included in transportation, data and other services increased to $34.5 million from $10.3 million in the three months ended June 30, 2020.

Customer Assurance Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$11,129	$4,654	$6,475	139%
Percentage of revenue	7%	5%

Customer assurance cost of revenue was $11.1 million for the three months ended June 30, 2021, compared to $4.7 million for the three months ended June 30, 2020. The increase of $6.5 million, or 139%, primarily consisted of costs attributable to our Go Green and other assurance offerings and was primarily driven by increased sales unit volume as compared to prior year’s second quarter. For the three months ended June 30, 2021, Go Green assurance cost of revenue increased to $9.9 million from $4.5 million in three months ended June 30, 2020, and other assurance cost of revenue increased to $1.2 million from $0.2 million.

Operations and Technology Expenses

	Three months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Operations and technology	$23,513	$13,875	$9,638	69%
Percentage of revenue	14%	16%

Operations and technology expenses were $23.5 million for the three months ended June 30, 2021, compared to $13.9 million for the three months ended June 30, 2020. The increase of $9.6 million, or 69%, primarily consisted of an increase in personnel and related costs and software and technology expenses. For the three months ended June 30, 2021 compared to June 30, 2020, personnel and related costs increased to $19.3 million from $11.9 million as a result of increased headcount, and software and technology expenses increased to $2.5 million from $1.3 million as a result of continued investment in our technology and infrastructure.

Selling, General, and Administrative Expenses

	Three months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Selling, general, and administrative	$27,513	$13,891	$13,622	98%
Percentage of revenue	17%	16%

Selling, general, and administrative expenses were $27.5 million for the three months ended June 30, 2021, compared to $13.9 million for the three months ended June 30, 2020. The increase of $13.6 million, or 98%, primarily consisted of increases in personnel and related costs. For the three months ended June 30, 2021 compared to June 30, 2020, personnel related costs increased to $23.3 million from $11.4 million as a result of increased headcount, software and technology expenses increased to $0.5 million from $0.2 million, and facilities and office expenses remained flat at $0.4 million. Other expenses increased to $3.3 million from $1.9 million as a result of increased advertising and increased insurance expenses related to being a public company.

Depreciation and Amortization

	Three months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Depreciation and amortization	$1,761	$1,463	$298	20%
Percentage of revenue	1%	2%

Depreciation and amortization costs were $1.8 million for the three months ended June 30, 2021, compared to $1.5 million for the three months ended June 30, 2020. For the three months ended June 30, 2021, depreciation increased to $0.6 million from $0.4 million in the three months ended June 30, 2020, amortization of capitalized internal-use software costs remained consistent at $0.8 million period over period, and amortization of acquired intangible assets increased to $0.4 million from $0.3 million.

Interest Income

	Three months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Interest income	$45	$141	$(96)	(68)%
Percentage of revenue	0%	0%

Interest income decreased to less than $0.1 million for the three months ended June 30, 2021 compared to $0.1 million for the three months ended June 30, 2020.

Interest Expense

	Three months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Interest expense	$(251)	$(180)	$(71)	39%
Percentage of revenue	(0)%	(0)%

Interest expense on revolving lines of credit was $0.3 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020.

Provision for Income Taxes

	Three months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Provision for income taxes	$156	$48	$108	225%
Percentage of revenue	0%	0%

Provision for income taxes was approximately $0.2 million for the three months ended June 30, 2021 up from less than $0.1 million for the three months ended June 30, 2020.

Comparison of the six months ended June 30, 2021 and 2020

Revenue

Marketplace and Service Revenue

	Six months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service revenue	$142,326	$72,906	$69,420	95%

Marketplace and service revenue was $142.3 million for the six months ended June 30, 2021, compared to $72.9 million for the six months ended June 30, 2020. The increase of $69.4 million, or 95%, was primarily driven by an increase in the auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging transportation of vehicles to buyers, data and other service revenue. Year-to-date revenue increases were primarily volume-driven and correlate to per unit GMV, which rose due to the increase demand for used vehicles on a national level, leading to higher buyer revenue per unit. For the six months ended June 30, 2021, auction marketplace revenue increased to $80.9 million from $41.4 million in the six months ended June 30, 2020, and transportation, data and other services revenue increased to $61.4 million from $31.5 million.

Customer Assurance Revenue

	Six months ended June 30,		$ Change	% Change
	2021	2020
-	(in thousands)
Customer assurance revenue	$24,134	$14,228	$9,906	70%

Customer assurance revenue was $24.1 million for the six months ended June 30, 2021 compared to $14.2 million for the six months ended June 30, 2020. The increase of $9.9 million, or 70%, primarily consisted of an increase in revenue generated from Go Green assurance offerings sold to the seller in marketplace transactions. For the six months ended June 30, 2021, Go Green assurance revenue increased to $22.2 million from $13.5 million in the six months ended June 30, 2020. Revenue increases were primarily volume-driven as a result of the expansion of our marketplace platform across the United States and a deeper penetration of markets where we do business.

Operating Expenses

Marketplace and Service Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$72,297	$36,930	$35,367	96%
Percentage of revenue	43%	42%

Marketplace and service cost of revenue was $72.3 million for the six months ended June 30, 2021 compared to $36.9 million for the six months ended June 30, 2020. The increase of $35.4 million, or 96%, primarily consisted of an increase in the cost of generating auction marketplace revenue and an increase attributed to the cost of generating transportation, data, and other services revenue, which were primarily driven by unit volume. For the six months ended June 30, 2021, total cost attributed to generating auction marketplace revenue increased to $9.7 million from $5.0 million in the six months ended June 30, 2020, and the total cost of generating transportation, data and other services increased to $62.6 million from $32.0 million in the six months ended June 30, 2020. Direct and allocated personnel and related costs included in the auction marketplace increased to $4.0 million for the six months ended June 30, 2021 from $2.1 million in the six months ended June 30, 2020. Non-personnel related costs included in auction marketplace increased to $5.7 million from $2.9 million in the six months ended June 30, 2020. Direct and allocated personnel and related costs included in the transportation, data and other services increased to $7.7 million from $3.7 million in the six months ended June 30, 2020. Non-personnel related costs included in transportation, data and other services increased to $54.9 million from $28.3 million in the six months ended June 30, 2020.

Customer Assurance Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2021	2020
-	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$20,515	$11,934	$8,581	72%
Percentage of revenue	12%	14%

Customer assurance cost of revenue was $20.5 million for the six months ended June 30, 2021, compared to $11.9 million for the six months ended June 30, 2020. The increase of $8.6 million, or 72%, primarily consisted of costs attributed to our Go Green and other assurance offerings and was primarily driven by increased unit volume as compared to same periods in the prior year. For the six months ended June 30, 2021, Go Green assurance cost of revenue increased to $18.6 million from $11.3 million in the six months ended June 30, 2020, and other assurance cost of revenue increased to $1.9 million from $0.6 million.

Operations and Technology Expenses

	Six months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Operations and technology	$45,104	$30,821	$14,283	46%
Percentage of revenue	27%	35%

Operations and technology expenses were $45.1 million for the six months ended June 30, 2021, compared to $30.8 million for the six months ended June 30, 2020. The increase of $14.3 million, or 46%, primarily consisted of an increase in personnel and related costs and software and technology costs. For the six months ended June 30, 2021 compared to June 30, 2020, personnel and related costs increased to $37.9 million from $26.3 million as a result of increased headcount, and software and technology expenses increased to $4.6 million from $2.7 million as a result of continued investment in our technology and infrastructure.

Selling, General, and Administrative Expenses

	Six months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Selling, general, and administrative	$51,478	$36,962	$14,516	39%
Percentage of revenue	31%	42%

Selling, general, and administrative expenses were $51.5 million for the six months ended June 30, 2021, compared to $37.0 million for the six months ended June 30, 2020. The increase of $14.5 million, or 39%, primarily consisted of an increase in personnel and related costs. For the six months ended June 30, 2021 compared to June 30, 2020, personnel and related costs increased to $44.4 million from $30.2 million as a result of increased headcount, and software and technology expenses increased to $0.9 million from $0.5 million as a result of continued investment in our technology infrastructure.

Depreciation and Amortization

	Six months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Depreciation and amortization	$3,529	$2,672	$857	32%
Percentage of revenue	2%	3%

Depreciation and amortization costs were $3.5 million for the six months ended June 30, 2021, compared to $2.7 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, depreciation increased to $1.1 million from $0.8 million in the six months ended June 30, 2020, amortization of internal-use software increased to $0.8 million from $0.6 million, and amortization of acquired intangible assets increased to $1.6 million from $1.3 million.

Interest Income

	Six months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Interest income	$71	$650	$(579)	(89)%
Percentage of revenue	0%	1%

Interest income decreased to $0.1 million for the six months ended June 30, 2021 compared to $0.7 million for the six months ended June 30, 2020.

Interest Expense

	Six months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Interest expense	$(461)	$(291)	$(170)	58%
Percentage of revenue	(0)%	(0)%

Interest expense on revolving lines of credit was $0.5 million for the six months ended June 30, 2021, compared to $0.3 million for the six months ended June 30, 2020.

Provision for Income Taxes

	Six months ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Provision for income taxes	$214	$95	$119	125%
Percentage of revenue	0%	0%

Provision for income taxes was approximately $0.2 million for six months ended June 30, 2021 up from $0.1 million for the six months ended June 30, 2020.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA Reconciliation
Net loss	$(9,692)	$(4,396)	$(27,067)	$(31,921)
Depreciation and amortization	1,837	1,733	3,728	3,179
Stock-based compensation	3,763	1,033	6,630	3,130
Interest (income) expense	206	39	390	(359)
Provision for income taxes	156	48	214	95
Other (income) expense, net	43	21	58	(10)
Adjusted EBITDA	$(3,687)	$(1,522)	$(16,047)	$(25,886)

Liquidity and Capital Resources

We have financed operations since our inception primarily through our marketplace revenue and the net proceeds we have received from sales of equity securities as further detailed below. In March 2021, we completed our IPO which resulted in aggregate net proceeds of $388.9 million, after deducting underwriting discounts and commissions.

As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $664.3 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

A substantial amount of our working capital is generated from the payments received for services which we provide. We settle transactions among buyers and sellers using the marketplace, and as a result the value of the vehicles passes through our balance sheet. Because our receivables typically have been, on average, settled faster than our payables, our cash position at each balance sheet date has been bolstered by marketplace float. Changes in working capital vary from quarter-to-quarter as a result of GMV and the timing of collections and disbursements of funds related to auctions held near period end.

Our Debt Arrangements

We currently have a revolving credit facility with Credit Suisse AG, New York Branch, or the 2019 Revolver, which we entered into in December 2019. We entered into an amendment to the 2019 Revolver on June 25, 2021.

One of our wholly-owned indirect subsidiaries, ACV Capital Funding LLC is the borrower under the 2019 Revolver, which provides for a revolving line of credit in the aggregate amount of up to $50.0 million, with borrowing availability subject to a borrowing base calculated as a percentage of ACV Capital Funding LLC’s eligible receivables. The 2019 Revolver is secured by the borrowing base of eligible receivables. In addition, we entered into a separate indemnity agreement in connection with the 2019 Revolver under which we provided an unsecured guaranty of (a) 10% of the outstanding loans under the 2019 Revolver at the time of any event of default and (b) any losses, damages or other expenses incurred by the lenders under the 2019 Revolver, payable in the event of certain specified acts by ACV Capital Funding LLC. The interest rate on any outstanding borrowings will be at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and interest payments are payable monthly. The 2019 Revolver has a maturity date of June 25, 2024. The 2019 Revolver also contains customary covenants that limit ACV Capital Funding LLC’s ability to enter into indebtedness, make distributions and make investments, among other restrictions.

The 2019 Revolver contains a liquidity covenant based on cash on hand, a tangible net worth covenant based on ACV Capital’s consolidated net worth, a tangible net worth covenant based on our consolidated net worth, a leverage covenant based on our consolidated leverage and certain other financial covenants tied to ACV Capital’s eligible receivables.

We were in compliance with all such applicable covenants as of June 30, 2021, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. As of June 30, 2021, we had $0.5 million drawn under the 2019 Revolver.

Cash Flows from Operating, Investing, and Financing Activities

The following table shows a summary of our cash flows for the periods presented:

	Six months ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$72,814	$(6,124)
Net cash provided by (used in) investing activities	(24,414)	(10,905)
Net cash provided by (used in) financing activities	382,199	1,601
Net increase (decrease) in cash and equivalents	$430,599	$(15,428)

Operating Activities

Our largest source of operating cash is cash collection from auction fees earned on our marketplace services. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses.

In the six months ended June 30, 2021, net cash provided by operating activities of $72.8 million was primarily related to our net loss of $27.1 million, adjusted for net cash inflows of $87.5 million due to changes in our operating assets and liabilities, and for non-cash charges of $12.4 million. Non-cash charges primarily consisted of stock-based compensation, and depreciation and amortization of property and equipment. The change in operating assets and liabilities were the result of a $131.5 million increase in accounts receivable and $4.4 million increase in other operating assets, which were offset by a $215.3 million increase in accounts payable and a $8.1 million increase in other current and non-current liabilities.

In the six months ended June 30, 2020, net cash used in operating activities of $6.1 million was primarily related to our net loss of $31.9 million, adjusted for net cash outflows of $15.7 million due to changes in our operating assets and liabilities, and for non-cash charges of $10.1 million. Non-cash charges primarily consisted of bad debt expense, stock-based compensation, and depreciation and amortization of property and equipment. The change in operating assets and liabilities were the result of a $50.7 million increase in accounts receivable and $1.2 million increase in other operating assets, which were offset by a $60.7 million increase in accounts payable and a $6.9 million increase in other current and non-current liabilities.

Investing Activities

In the six months ended June 30, 2021 and 2020, net cash used in investing activities was $24.4 million and $10.9 million, respectively, primarily related to capital expenditures to purchase property and equipment to support field and site operations, along with capitalized software development costs to support continued technology innovation, and increases in financing receivables. For the six months ended June 30, 2020, $5.5 million of cash was used in the acquisition of businesses.

Financing Activities

In the six months ended June 30, 2021, net cash provided by financing activities was $382.2 million and was primarily the result of proceeds from issuance of common stock pursuant to the IPO, which were offset by net repayments of long term debt during the period.

In the six months ended June 30, 2020, net cash provided by financing activities was $1.6 million and was primarily the result of the financing activity from long term debt in the period.

Acquisitions

In the second quarter of 2020, we acquired certain assets from ASI Services LLC ("ASI") for a total purchase consideration of $11.2 million. The transaction was accounted for as a business combination under the acquisition method. ASI, headquartered in Cincinnati, OH, was a privately held corporation that primarily focused on providing inspection services for off-lease vehicles to financial institutions. The acquisition of ASI enabled us to expand our position in the used vehicle industry and enhance our service offerings with dealers and commercial partners.

Contractual Obligations and Commitments

Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and long-term debt obligations. There were no material changes outside of the ordinary course of business in our commitments and contractual obligations during the six months ended June 30, 2021 from the commitments and contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in the Final Prospectus.

Seasonality

The volume of vehicles sold through our auctions generally fluctuates from quarter to quarter. This seasonality is caused by several factors, including holidays, weather, the seasonality of the retail market for used vehicles and the timing of federal tax returns, which affects the demand side of the auction industry. As a result, revenue and operating expenses related to volume will fluctuate accordingly on a quarterly basis. In the fourth quarter, we typically experience lower used vehicle auction volume as well as additional costs associated with the holidays. Seasonally depressed used vehicle auction volume typically continues during the winter months through the first quarter. Typical seasonality trends may not be observed in periods where other external factors more significantly impact the industry.

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

Interest Rate Risk

We had cash and cash equivalents of $664.3 million as of June 30, 2021, which consisted of interest-bearing investments with maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $0.5 million as of June 30, 2021. The interest rate paid on these borrowings is variable, indexed to LIBOR. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On March 19, 2021, a putative class action was filed against ACV Auctions, Inc., et al. in the U.S. District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on our marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. In July 2021, the complaint was amended to add and modify allegations beyond the initial complaint, as well as to add certain individuals as individual defendants, including George Chamoun, our Chief Executive Officer. We intend to vigorously defend ourselves in this case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome and cannot estimate the range of any potential loss at this time. However, we believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position.

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

Our revenue was $166.5 million, $97.4 million, $208.4 million and $106.8 million for the six months ended June 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of additional factors, including our ability to:

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

In addition, as a result of the ongoing COVID-19 pandemic, our operating results in 2020 and 2021 to date may not be indicative of our future performance. Beginning in March 2020, our customers’ operations were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our online marketplace. Our operating results were initially negatively impacted by the COVID-19 pandemic at the end of the first quarter and the beginning of the second quarter of 2020. This initial negative disruption began to subside in May 2020 as the demand for used vehicles on a national level began to outpace supply, leading to higher used vehicle valuations and a higher percentage of successful auctions, and as dealers and commercial partners looked to an online marketplace to transact remotely. These market and industry trends combined with the strength of our service offerings drove favorable operating results. You should not rely on our financial performance for any period of 2020 and 2021 as an indication of our future performance. Moreover, we cannot predict how the COVID-19 pandemic will continue to develop, particularly in light of variant strains of the virus, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business or the global economy.

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

We have experienced net losses in each annual period since inception. We generated net losses of $27.1 million , $31.9 million, $41.0 million and $77.2 million for the six months ended June 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $194.0 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase sufficiently to cover increased costs. In particular, we intend to continue to expend substantial financial and other resources on:

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

Our commercial success depends on our ability to develop and commercialize our products and services and use our internally developed technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Whether merited or not, we, our partners or parties indemnified by us may face claims of infringement, misappropriation or other violation of third-party intellectual property that could interfere with our ability to market, promote and sell our brands, products and services. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making such claims and attempting to extract settlements from companies like ours. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability, validity or ownership of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue claims, regardless of whether such claims have merit, that can be time-consuming, divert management’s attention and financial resources and be costly to evaluate and defend. The result of any such litigation is difficult to predict and may require us to stop commercializing or using our technology, obtain licenses, modify our platform, services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties and upfront or ongoing fees, or grant cross-licenses to our own intellectual property rights. Such licenses may also be non-exclusive, which could allow competitors and other parties to use the subject technology in competition with us. We may also have to redesign our platform, services and technology so they do not infringe, misappropriate or otherwise violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, as of June 30, 2021, holders of our Class B common stock, collectively beneficially own shares representing approximately 96.6% of the voting power of our outstanding capital stock. Our directors and executive officers and their affiliates collectively beneficially own, in the aggregate, shares representing approximately 46.6% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the aggregate outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

Prior to the closing of our IPO in March 2021, no public market for our Class A common stock existed. An active public trading market for our Class A common stock may not continue to develop or, if further developed, it may not be sustained. The lack of an active market may impair the ability of holders of our Class A common stock to sell their shares at the time they wish to sell them or at a price that the holders of our Class A common stock consider reasonable. The lack of an active market may also reduce the fair value of shares of our Class A common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies by using our shares as consideration.

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

All of our directors and officers, the holders of a substantial majority of all of our stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to offer, sell, contract to sell, pledge, grant any option to purchase, make any short sale or otherwise dispose of any of our shares of common stock, any options or warrants to purchase any of our shares of common stock or any securities convertible into or exchangeable for or that represent the right to receive shares of our common stock through the end of day on September 19, 2021, or the restricted period, subject to certain exceptions; provided that such restricted period ended with respect to approximately 36.9 million shares (including shares of common stock issuable upon exercise of options) on May 18, 2021. In addition, with respect to shares not released as a result of such early release, if September 19, 2021 occurs within nine trading days of a regularly scheduled trading black-out period, the restricted period will expire on the tenth trading day immediately preceding the commencement of such trading black-out period. Since September 19, 2021 occurs within nine trading days of a regularly scheduled black-out period, the restricted period will expire at the end of the day on September 1, 2021. As a result, all of the shares of our capital stock issued prior to our IPO will become eligible for sale upon the end of day on September 1, 2021, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, or the Securities Act. Goldman Sachs & Co. LLC may, in its sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements.

In addition, there were 5,420,429 shares of Class B common stock issuable upon the exercise of options and 2,146,233 shares of Class B common stock issuable upon the vesting of restricted stock units, or RSUs, outstanding as of June 30, 2021. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise or vesting of outstanding options or RSUs, respectively, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of June 30, 2021, holders of approximately 55,157,065 shares of our Class B common stock, or 35.7% of our capital stock, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

The following sets forth information regarding all unregistered securities sold since March 31, 2021:

•
From March 31, 2021 to April 16, 2021 (the date of filing of our registration statement on Form S-8, File No. 333-255309), we issued an aggregate of 1,921 shares of our Class B common stock upon the exercise of options under our 2015 Long Term Incentive Plan at exercise price ranging from $0.66 to $5.42 per share, for an aggregate purchase price of $3,363.52.

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

The net proceeds to us after deducting underwriting discounts and commissions of $24.8 million net offering expenses of $3.9 million were $385.0 million. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus.

At June 30, 2021, $0.1 million of expenses incurred in connection with our IPO had not yet been paid.

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

Company Name

Date: August 11, 2021	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: August 11, 2021	By:	/s/ William Zerella
William Zerella
Chief Financial Officer