Form 10-Q
period 2021-09-30
ACV Auctions Inc.
filed 2021-11-10
CIK 1637873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, there were 93,285,078 shares of the registrant's Class A common stock, and 62,290,000 shares of Class B common stock, each with a par value of $0.001, outstanding.

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
•
the effect of COVID-19, including variants of COVID-19 or other public health crises on our business and the global economy;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Marketplace and service revenue	$79,306	$56,367	$221,632	$129,273
Customer assurance revenue	12,492	11,093	36,626	25,321
Total revenue	91,798	67,460	258,258	154,594
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	41,547	25,064	113,844	61,994
Customer assurance cost of revenue (excluding depreciation & amortization)	12,371	8,765	32,886	20,699
Operations and technology	26,395	16,792	71,489	47,613
Selling, general, and administrative	33,787	11,639	85,275	48,601
Depreciation and amortization	2,348	1,665	5,877	4,337
Total operating expenses	116,448	63,925	309,371	183,244
Income (loss) from operations	(24,650)	3,535	(51,113)	(28,650)
Other income (expense):
Interest income	29	69	100	719
Interest expense	(121)	(159)	(582)	(450)
Total other income (expense)	(92)	(90)	(482)	269
Income (loss) before income taxes	(24,742)	3,445	(51,595)	(28,381)
Provision for income taxes	61	286	275	381
Net income (loss)	$(24,803)	$3,159	$(51,870)	$(28,762)
Weighted-average shares
Basic	155,037,911	21,742,708	115,075,030	21,437,785
Diluted	155,037,911	139,240,687	115,075,030	21,437,785
Net earnings (loss) per share
Basic	(0.16)	0.15	(0.45)	(1.34)
Diluted	(0.16)	0.02	(0.45)	(1.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(24,803)	$3,159	$(51,870)	$(28,762)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(51)	1	25	(6)
Comprehensive income (loss)	$(24,854)	$3,160	$(51,845)	$(28,768)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current Assets :
Cash and cash equivalents	$601,651	$233,725
Trade receivables (net of allowance of $3,034 and $2,093)	215,645	104,138
Finance receivables (net of allowance of $266 and $40)	35,074	8,501
Other current assets	12,375	8,041
Total current assets	864,745	354,405
Property and equipment (net of accumulated depreciation of $4,053 and $2,439)	5,162	4,912
Goodwill	69,938	21,820
Acquired intangible assets (net of amortization of $5,874 and $3,059)	21,476	11,491
Internal-use software costs (net of amortization of $3,270 and $1,963)	14,868	7,775
Operating lease right-of-use assets	1,458	2,000
Other assets	2,613	2,147
Total assets	980,260	404,550
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities :
Accounts payable	376,305	151,967
Accrued payroll	12,985	8,109
Accrued other liabilities	6,180	4,375
Deferred revenue	4,380	1,504
Operating lease liabilities	807	746
Total current liabilities	400,657	166,701
Long-term operating lease liabilities	710	1,323
Long-term debt	500	4,832
Other long-term liabilities	2,342	5,054
Total liabilities	$404,209	$177,910
Commitments and Contingencies (Note 3)
Convertible Preferred Stock :
Convertible preferred stock; $0.001 par value; 0 and 230,538,501 shares authorized; 0 and 115,269,221 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	366,332
Stockholders' Equity (Deficit) :
Preferred Stock; $0.001 par value; 20,000,000 and 0 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Common stock; $0.001 par value; 0 and 311,100,000 shares authorized; 0 and 22,331,842 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	22
Common stock - Class A; $0.001 par value; 2,000,000,000 and 0 shares authorized; 90,158,968 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	90	-
Common Stock - Class B; $0.001 par value; 160,000,000 and 0 shares authorized; 65,187,200 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	65	-
Additional paid-in capital	794,777	27,322
Accumulated deficit	(218,849)	(166,979)
Accumulated other comprehensive loss	(32)	(57)
Total stockholders' equity (deficit)	576,051	(139,692)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$980,260	$404,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share data)

	Three months ended September 30, 2021
	Common Stock Class A		Common Stock Class B				Accumulated	Total
					Additional		Other	Stockholders'
		Par		Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Value	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, June 30, 2021	40,225,160	$40	114,445,042	$114	$785,875	$(194,046)	$19	$592,002
Other offering costs in connection with initial public offering					24			24
Issuance of common stock from the exercise of stock options	554,283	1		-	420			421
Stock-based compensation					9,787			9,787
Issuance of common stock for vested restricted stock units	121,657	-			(1,329)			(1,329)
Conversion of Class B common stock to Class A common stock	49,257,842	49	(49,257,842)	(49)				-
Other comprehensive income (loss)							(51)	(51)
Net loss						(24,803)		(24,803)
Balance as of September 30, 2021	90,158,942	$90	65,187,200	$65	$794,777	$(218,849)	$(32)	$576,051

	Nine months ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Common Stock Class A		Common Stock Class B				Accumulated	Total
									Additional		Other	Stockholders'
				Par		Par		Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2020	115,269,221	$366,332	22,331,842	$22	-	$-	-	$-	$27,322	$(166,979)	$(57)	$(139,692)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs					16,550,000	17			385,051			385,068
Issuance of common stock from the exercise of stock options			375,971	-	694,736	1	2,715	-	1,094			1,095
Stock-based compensation									16,422			16,422
Issuance of common stock for vested restricted stock units					121,657	0			(1,329)			(1,329)
Conversion of redeemable convertible preferred stock to Class B common stock in connection with initial public offering	(115,269,221)	$(366,332)					115,269,221	115	366,217			366,332
Sale of Class B common stock to underwriters					2,482,500	2	(2,482,500)	(2)				-
Reclassification of common stock to Class B common stock			(22,707,813)	(22)			22,707,813	22				-
Conversion of Class B common stock to Class A common stock					70,310,049	70	(70,310,049)	(70)				-
Other comprehensive income											25	25
Net loss										(51,870)		(51,870)
Balance as of September 30, 2021	-	$-	-	$-	90,158,942	$90	65,187,200	$65	$794,777	$(218,849)	$(32)	$576,051

	Three months ended September 30, 2020
	Convertible Preferred Stock		Common Stock				Accumulated	Total
					Additional		Other	Stockholders'
				Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, June 30, 2020	110,627,173	$311,468	21,438,899	$21	$23,111	$(157,879)	$(8)	$(134,755)
Issuance of Series E-1 Preferred Stock net of issuance costs of $136	4,642,048	54,885						-
Issuance of common stock from the exercise of stock options			505,500	1	817			818
Stock-based compensation					343			343
Other comprehensive income							1	1
Net income						3,159		3,159
Balance as of September 30, 2020	115,269,221	$366,353	21,944,399	$22	$24,271	$(154,720)	$(7)	$(130,434)

	Nine months ended September 30, 2020
	Convertible Preferred Stock		Common Stock				Accumulated	Total
					Additional		Other	Stockholders'
				Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2019	110,627,173	$311,468	21,078,342	$21	$19,796	$(125,958)	$(1)	$(106,142)
Issuance of Series E-1 Preferred Stock net of issuance costs of $136	4,642,048	54,885						-
Issuance of common stock from the exercise of stock options			866,057	1	1,002			1,003
Stock-based compensation					3,473			3,473
Other comprehensive income (loss)							(6)	(6)
Net Loss						(28,762)		(28,762)
Balance as of September 30, 2020	115,269,221	$366,353	21,944,399	$22	$24,271	$(154,720)	$(7)	$(130,434)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$(51,870)	$(28,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,221	5,204
Stock-based compensation expense	16,417	3,473
Provision for bad debt	2,518	4,455
Non-cash operating lease costs	(9)	7
(Gain) on contingent liabilities	-	(2,600)
Other non-cash, net	505	174
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(111,953)	(44,172)
Other current assets	(3,887)	(4,926)
Accounts payable	223,510	82,464
Accrued payroll	4,260	2,875
Accrued other liabilities	1,518	148
Deferred revenue	1,690	(502)
Other long-term liabilities	(75)	2,980
Other assets	(428)	(502)
Net cash provided by (used in) operating activities	88,417	20,316
Cash Flows from Investing Activities
Net increase in finance receivables	(26,972)	(3,128)
Purchases of property and equipment	(2,197)	(2,989)
Capitalization of software costs	(8,546)	(3,681)
Acquisition of businesses (net of cash acquired)	(59,931)	(5,500)
Net cash provided by (used in) investing activities	(97,646)	(15,298)
Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	385,738	-
Proceeds from long term debt	5,250	5,187
Proceeds from issuance of Series E1 preferred stock	-	54,886
Payments towards long term debt	(9,582)	(1,980)
Payments towards promissory note	(2,637)	-
Payments for debt issuance and other financing costs	(1,385)	-
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(1,329)	-
Proceeds from exercise of common stock options	1,100	1,003
Net cash provided by (used in) financing activities	377,155	59,096
Net increase (decrease) in cash and cash equivalents	367,926	64,114
Cash and cash equivalents, beginning of period	233,725	182,275
Cash and cash equivalents, end of period	$601,651	$246,389
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest (income) expense	522	98
Income taxes	210	(6)
Cash paid included in the measurement of operating lease liabilities	-	553
Non-cash investing and financing activities:
Contingent consideration	-	5,700
Right-of-use assets obtained, including initial adoption	-	718
Purchase of property and equipment and internal use software in accounts payable	410	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV Auctions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements (Unaudited)

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

Marketplace and Service Revenue—As described in Note 12, the Company acquired Max Digital LLC ("Max Digital") on July 12, 2021. Through Max Digital, the Company generates data services revenue from software related services. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement, as the underlying service is a stand-ready performance obligation, beginning on the date that our services are made available to the customer. Implementation and training revenue is recognized over time as services are transferred to our customers.

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

2. Accounts Receivables & Allowance for Doubtful Receivables

The Company maintains an allowance for doubtful receivables that in management’s judgement reflects losses inherent in the portfolio. Changes in the allowance for doubtful trade receivables for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Beginning balance	3,158	$2,282	$2,092	$1,352
Provision for bad debt	676	781	2,119	4,380
Net write-offs
Write-offs	(1,193)	(2,013)	(3,951)	(5,423)
Recoveries	393	1,132	2,774	1,873
Net write-offs	(800)	(881)	(1,177)	(3,550)
Ending balance	$3,034	$2,182	$3,034	$2,182

Changes in the allowance for doubtful finance receivables for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Beginning balance	$96	$40	$40	$65
Provision for bad debt	253	4	399	75
Net write-offs
Write-offs	(96)	(4)	(186)	(100)
Recoveries	14	-	14	-
Net write-offs	(83)	(4)	(173)	(100)
Ending balance	$266	$40	$266	$40

3. Guarantees, Commitments and Contingencies

The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees—Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $284.0 million and $95.7 million at September 30, 2021 and December 31, 2020, respectively. The carrying amount of the liability presented in Accrued other liabilities was $1.5 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively.

The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.0 million and $1.1 million at September 30, 2021 and December 31, 2020, respectively.

Other Price Guarantees—The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at September 30, 2021 and December 31, 2020.

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

4. Borrowings

The Company’s outstanding long-term debt consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

			September 30,	December 31,
	Interest Rate *	Maturity Date *	2021	2020
2019 Revolver	LIBOR + 3.75%	June 25, 2024	$500	$4,832
Total long-term debt			$500	$4,832
* The interest rate and maturity date presented in the table above represent the rate and maturity date in place as of September 30, 2021

As of September 30, 2021 and December 31, 2020, the Company had outstanding $0.5 million and $4.8 million, respectively, of indebtedness, consisting entirely of outstanding borrowings under the 2019 Revolver.

2019 Revolver

On December 20, 2019, the Company entered into a revolving credit facility (the "2019 Revolver"). The 2019 Revolver was established to provide debt financing in support of the short-term finance receivable product offered to eligible customers purchasing vehicles through the Marketplace and is fully secured by the underlying finance receivable assets. On June 25, 2021 the Company entered into the First Amendment to Loan and Security Agreement ("The First Amendment"), which modified the interest rate to LIBOR (or a benchmark replacement in accordance with The First Amendment) + 3.75% and extended the maturity date to June 25, 2024. The First Amendment maintains a maximum borrowing principal amount of $50.0 million.

The amount available for borrowing under the 2019 Revolver is based on the size of the finance receivable portfolio. As of September 30, 2021, $49.5 million of the revolving line of credit was unused.

The revolving feature on the facility ends on June 25, 2023. Amounts owed at that time will amortize and be due on or before June 25, 2024, depending on the collection of the outstanding finance receivables securing the facility. The facility carried an interest rate of 4.75% as of September 30, 2021.

2021 Revolver

On August 24, 2021, the Company entered into a revolving credit facility (the "2021 Revolver"). The 2021 Revolver was established to provide general working capital to the Company. The 2021 Revolver is secured by substantially all of the Company's assets. The maximum borrowing principal amount of the 2021 Revolver is $160.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver matures on August 24, 2026 and is subject to a commitment fee of 0.25% per annum of the average daily undrawn portion of the revolving credit facility. The applicable interest rate is, at the Company's option, either (a) LIBOR (or a replacement rate established in accordance with the terms of the credit agreement) (subject to a 0.00% LIBOR floor), plus a margin of 2.75% per annum or (b) the Alternative Base Rate plus a margin of 1.75% per annum. The Alternative Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5%, and (c)(i) 1.00% plus (ii) the adjusted LIBOR rate for a one-month interest period.

As of September 30, 2021, there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $0.5 million, decreasing availability under the 2021 Revolver by a corresponding amount. There were no other amounts outstanding under the 2021 Revolver.

The Company's ability to borrow under both the 2019 Revolver and 2021 Revolver is subject to ongoing compliance with a combination of financial and non-financial covenants. The 2019 Revolver is also subject to ongoing compliance with non-financial collateral performance metrics. As of September 30, 2021, the Company was in compliance with all of its covenants and collateral performance metrics.

5. Convertible Preferred Stock and Stockholders' Deficit

Convertible Preferred Stock

Upon closing of the IPO on March 26, 2021, all of the then-outstanding shares of convertible preferred stock automatically converted into 115,269,221 shares of Class B common stock on a one-for-one basis. There were no shares of convertible preferred stock outstanding subsequent to the closing of the IPO.

Common Stock

On March 11, 2021, the Board of Directors and the stockholders of the Company approved an amended and restated certificate of incorporation that implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and a new class of common stock, Class A common stock, became authorized. The amended and restated certificate of incorporation became effective immediately prior to the closing of the IPO on March 26, 2021. The authorized share capital of Class A common stock of the Company is 2,000,000,000 and the authorized share capital for Class B common stock is 160,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects for all matters except for the voting, conversion, and transfer rights. The Class B common stock converts to Class A common stock at any time at the option of the holder. During the three and nine months ended September 30, 2021, 49,257,842 and 70,310,049 Class B shares converted to an equal number of shares of Class A common stock, respectively.

6. Revenue

The following table summarizes the primary components of revenue, this level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Auction marketplace revenue	$40,006	$32,776	$120,863	$74,139
Transportation, data, and other services revenue	39,300	23,591	100,769	55,134
Marketplace and service revenue	$79,306	$56,367	$221,632	$129,273

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

Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan became effective on the date of the underwriting agreement related to the IPO, and no further grants were made under the 2015 Plan. Employees, outside directors, consultants and advisors of the Company are eligible to participate in the 2021 Plan. The Plan allows the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other forms of awards. As of September 30, 2021, 12,719,849 shares were available for future grants of the Company's common stock.

The following table summarizes the stock option activity for the nine months ended September 30, 2021 (in thousands, except for share and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2020	9,933,348	$2.16	$129,358	7.80
Granted	633,700	8.10
Exercised	(1,073,448)	1.02
Forfeited	(169,975)	4.46
Expired	(38,111)	2.08
Outstanding, September 30, 2021	9,285,514	$2.66	$141,393	7.23
Exercisable, September 30, 2021	5,574,039	$1.24	$92,813	6.32
Expected to Vest, September 30, 2021	3,711,475	$4.79	$48,579	8.60

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2021 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2020	250,000	$10.52
Granted	3,178,671	22.10
Vested	(178,513)	17.83
Forfeited	(10,260)	22.46
Outstanding, September 30, 2021	3,239,898	$21.44

As of September 30, 2021, there is approximately $84.0 million of compensation expense related to the unvested portion of common stock options and restricted stock units. The weighted-average remaining period of the compensation expense related to common stock options and restricted stock units are 2.39 and 3.49 years, respectively.

8. Income Taxes

The Company had an effective tax rate of approximately 0% and 8% for the three months ended September 30, 2021 and 2020, respectively, and (1)% for each of the nine months ended September 30, 2021 and 2020. The principal difference between the federal statutory rate and the effective tax rate is related to the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, trade and finance accounts receivable and accounts payable whose carrying values approximate fair value due to the short-term nature of those instruments. The Company had no assets requiring fair value hierarchy disclosures as of September 30, 2021 or December 31, 2020.

The Company records guarantees accounted for under ASC 460 at fair value when issued. The fair value of the guarantees were not material as of September 30, 2021 and December 31, 2020.

10. Net Income (Loss) Per Share

The numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's common stock are calculated as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands, except share data):

	Three months ended September 30,			Nine months ended September 30,
	2021		2020	2021			2020
	Class A	Class B		Class A		Class B
Numerator:
Net income (loss) attributable to common stockholders	$(9,202)	$(15,601)	$3,159	$(13,064)		$(38,806)	$(28,762)

Denominator:
Weighted-average number of shares of common stock - basic	57,516,336	97,521,575	21,742,708	28,982,025		86,093,005	21,437,785
Dilutive effect of convertible preferred stock series Seed I, Seed II, A, B, C, D, E, and E1	-	-	112,056,011	-		-	-
Dilutive effect of assumed conversion of options to purchase common stock	-	-	5,299,908	-		-	-
Dilutive effect of assumed conversion of restricted stock awards and units	-	-	142,060	-		-	-
Weighted-average number of shares of common stock - diluted	57,516,336	97,521,575	139,240,687	28,982,025	-	86,093,005	21,437,785
Net income (loss) per share attributable to common stockholders - basic	$(0.16)	$(0.16)	$0.15	$(0.45)		$(0.45)	$(1.34)
Net income (loss) per share attributable to common stockholders - diluted	$(0.16)	$(0.16)	$0.02	$(0.45)		$(0.45)	$(1.34)

The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Convertible Preferred Stock Series Seed I, Seed II, A, B, C, D, E and E1	-	-	-	111,106,946
Unvested RSAs and RSUs	281,082	-	381,656	321,609
Stock options not subject to performance conditions	7,440,345	-	7,950,194	5,653,104

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

12. Acquisitions

Max Digital LLC

On July 12, 2021, the Company completed its acquisition of all of the outstanding shares of Max Digital, for approximately $61.4 million. The total purchase price was paid in cash. Max Digital is a pioneer in automotive data and merchandising products, and is best known for its flagship inventory management system platform. Max Digital's software products enable dealers to accurately price wholesale and retail inventory while maximizing profit on each vehicle sold by leveraging predictive analytics informed by machine learning. The acquisition of Max Digital enabled the Company to expand its position in the used vehicle industry and enhance its service offerings with dealers and commercial partners. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date. In connection with the acquisition, the Company incurred approximately $1.0 million of transaction costs recorded in the Selling, general and administrative line of the Consolidated Statement of Operations.

The fair value of consideration transferred in this business combination was preliminarily allocated to the tangible and intangible assets acquired and liabilities assumed at the acquisition date, with the remaining unallocated amount recorded as goodwill. The goodwill acquired in connection with this acquisition will be deductible for tax purposes and will be amortized on a straight-line basis over 15 years. The purchase price allocation is subject to adjustments as valuation is finalized during the measurement period.

The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets Acquired
Cash and cash equivalents	1,458
Trade receivables	1,673
Other current assets	448
Property & equipment, net	30
Goodwill and intangible assets	60,918
Total assets acquired	$64,527
Liabilities Assumed
Accounts payable	1,084
Accrued payroll	616
Accrued other liabilities	252
Deferred Revenue	1,186
Total liabilities assumed	3,138
Net assets acquired	$61,389

As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included.

TruePartners USA LLC

The Company had a contingent liability related to an earn-out provision based on TruePartners USA LLC achieving certain revenue targets for fiscal year 2020 and 2021. This contingent liability was accounted for as compensation expense and was not included in the calculation of purchase consideration. An agreement was reached to amend the earn-out provision during the three months ended September 30, 2021, and as a result, the Company recorded $3.4 million of compensation expense during that period. The amendment resolved the contingent liability in full.

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

Our customers include participants on our marketplace and purchasers of our data services. Certain dealers and commercial partners purchase data services in connection with vehicle assessments, software subscriptions, and transactions that do not occur on our marketplace. Our dealer customers include a majority of the top 100 used vehicle dealers in the United States.

We had 140,734 and 422,394 Marketplace Units sold on our marketplace, representing a total Marketplace Gross Merchandise Value, or Marketplace GMV, of $2.0 billion and $5.4 billion, for the three and nine months ended September 30, 2021, respectively. In the three months ended September 30, 2021 and 2020, we generated revenue of $91.8 million and $67.5 million, net loss of $24.8 million and net income $3.2 million, and adjusted EBITDA of $(12.4) million and $3.3 million, respectively. In the nine months ended September 30, 2021 and 2020, we generated revenue of $258.3 million and $154.6 million, net loss of $51.9 million and $28.8 million, and adjusted EBITDA of $(28.4) million and $(22.6) million, respectively. We continue to invest in growth to scale our company responsibly and drive towards sustained profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Marketplace Units	140,734	118,373	422,394	288,849
Marketplace GMV	$2.0 billion	$1.1 billion	$5.4 billion	$2.4 billion
Adjusted EBITDA	$(12.4) million	$3.3 million	$(28.4) million	$(22.6) million

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

Marketplace GMV

Marketplace GMV is primarily driven by the volume and dollar value of Marketplace Units transacted on our digital marketplace. We believe that Marketplace GMV acts as an indicator of the success of our marketplace, signaling satisfaction of dealers and buyers on our marketplace, and the health, scale, and growth of our business. We define Marketplace GMV as the total dollar value of vehicles transacted through our digital marketplace within the applicable period, excluding any auction and ancillary fees. Because our definition of Marketplace Units does not include vehicles inspected but not sold on our digital marketplace, GMV does not represent revenue earned by us. We expect that Marketplace GMV will continue to grow as Marketplace Units grow, though at a varying rate within a given applicable period, as Marketplace GMV is also impacted by the value of each vehicle transacted. Due to the historically high values of used automobiles in the current environment, it is possible that as values normalize in the future, Marketplace GMV could decline even as Marketplace Units grow.

Adjusted EBITDA

Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation and amortization, stock-based compensation expense, interest (income) expense, other (income) expense, net, provision for income taxes, and other one-time, non-recurring items, when applicable. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with generally accepted accounting principles, or GAAP, to provide investors with additional information regarding our financial results. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measures.”

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

Our ability to attract new Marketplace Participants will depend on a number of factors including: the ability of our sales team to onboard dealers and commercial consignors onto our platform and ensure their satisfaction, the ability of our territory managers to build awareness of our brand, the ability of our vehicle condition inspectors, or VCIs, to cultivate relationships with our customers in their respective territories, and the effectiveness of our marketing efforts.

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

Grow Value-Added and Data Services

We plan to continue to drive customer adoption of our existing value-added and data services and introduce new and complementary products. Our ability to drive higher attachment rates of existing value-added services, such as ACV Transportation and ACV Capital, will help grow our revenue. In 2019 we launched our financing arm, ACV Capital. We also plan to drive customer adoption of our data services such as our True360 Reports that bring transparency and offer insights into the condition and value of used vehicles as well as our inventory management system which enables dealers to accurately price wholesale and retail inventory while maximizing profit by leveraging predictive analytics informed by machine learning. These data services enable our customers to make more informed inventory management decisions both on and off our digital marketplace. In addition, we will continue to focus on developing new products and services that enhance our platform in areas including new data-powered products. Our ability to drive customer adoption of these products and services is dependent on the pricing of our products, the offerings of our competitors and the effectiveness of our marketing efforts.

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

Used Car Demand

Our success depends in part on sufficient demand for used vehicles. Our recent growth over the last several years has coincided with a rising consumer demand for used vehicles. More recently, since early 2020, the demand for vehicles has outpaced supply as automotive manufacturers respond to the semiconductor supply shortage that continues to limit the supply of new automotive vehicles and contribute to short term volatility in used vehicle sales, including those on our Marketplace. We have seen new car supply have a significant impact on the supply of wholesale vehicles available within our Marketplace over this period, particularly in the third quarter of 2021 as dealer inventories have reached historic lows.

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

We also generate data services revenue through our True360 reports and inventory management software subscriptions and offer short-term inventory financing to eligible customers purchasing vehicles through the marketplace.

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

Provision for Income Taxes

Provision for income taxes consists of U.S. federal, state and foreign income taxes.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Revenue:
Marketplace and service revenue	$79,306	$56,367	$221,632	$129,273
Customer assurance revenue	12,492	11,093	36,626	25,321
Total revenue	91,798	67,460	258,258	154,594
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	41,547	25,064	113,844	61,994
Customer assurance cost of revenue (excluding depreciation & amortization)	12,371	8,765	32,886	20,699
Operations and technology (1)	26,395	16,792	71,489	47,613
Selling, general, and administrative (1) (3)	33,787	11,639	85,275	48,601
Depreciation and amortization (2)	2,348	1,665	5,877	4,337
Total operating expenses	116,448	63,925	309,371	183,244
Income (loss) from operations	(24,650)	3,535	(51,113)	(28,650)
Other income (expense):
Interest income	29	69	100	719
Interest expense	(121)	(159)	(582)	(450)
Total other income (expense)	(92)	(90)	(482)	269
Income (loss) before income taxes	(24,742)	3,445	(51,595)	(28,381)
Provision for income taxes	61	286	275	381
Net income (loss)	$(24,803)	$3,159	$(51,870)	$(28,762)

_____________________

(1) Includes stock-based compensation expense as follows:	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$107	$3	$219	$9
Operations and technology	1,427	64	2,201	218
Selling, general, and administrative	8,254	276	13,997	3,246
Stock-Based Compensation Expense	$9,788	$343	$16,417	$3,473

(2) Includes acquired intangible asset amortization as follows:	Three months ended September 30,		Nine months ended September 30,
0	2021	2020	2021	2020
	(in thousands)		(in thousands)
Depreciation and amortization	$1,223	$818	$2,815	$2,143
Acquired Intangible Asset Amortization	$1,223	$818	$2,815	$2,143

(3) Includes contingent losses (gains) as follows:	Three months ended September 30,		Nine months ended September 30,
0	2021	2020	2021	2020
	(in thousands)		(in thousands)
Selling, general, and administrative	$0	$(2,600)	$0	$(2,600)
Contingent losses (gains)	$0	$(2,600)	$0	$(2,600)

The following table sets forth our consolidated statements of comprehensive loss for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Net income (loss)	$(24,803)	$3,159	$(51,870)	$(28,762)
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(51)	1	25	(6)
Comprehensive income (loss)	$(24,854)	$3,160	$(51,845)	$(28,768)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(as a percentage of revenue (1))
Revenue:
Marketplace and service revenue	86%	84%	86%	84%
Customer assurance revenue	14%	16%	14%	16%
Total revenue	100%	100%	100%	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	45%	37%	44%	40%
Customer assurance cost of revenue (excluding depreciation & amortization)	13%	13%	13%	13%
Operations and technology	29%	25%	28%	31%
Selling, general, and administrative	37%	17%	33%	31%
Depreciation and amortization	3%	2%	2%	3%
Total operating expenses	127%	95%	120%	119%
Income (loss) from operations	(27)%	5%	(20)%	(19)%
Other income (expense):
Interest income	0%	0%	0%	0%
Interest expense	(0)%	(0)%	(0)%	(0)%
Total other income (expense)	(0)%	(0)%	(0)%	0%
Income (loss) before income taxes	(27)%	5%	(20)%	(18)%
Provision for income taxes	0%	0%	0%	0%
Net income (loss)	(27)%	5%	(20)%	(19)%

(1) Certain Items may not total due to rounding

Comparison of the three months ended September 30, 2021 and 2020

Revenue

Marketplace and Service Revenue

	Three months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service revenue	$79,306	$56,367	$22,939	41%

Marketplace and service revenue was $79.3 million for the three months ended September 30, 2021, compared to $56.4 million for the three months ended September 30, 2020. The increase of $22.9 million, or 41%, was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers, data and other service revenue. Revenue increases in the current quarter were primarily volume-driven and correlate to per unit GMV, which rose due to the increase in demand for used vehicles on a national level, leading to higher buyer revenue per unit. For the three months ended September 30, 2021, auction marketplace revenue increased to $40.0 million from $32.8 million in the three months ended September 30, 2020, and transportation, data and other services revenue increased to $39.3 million from $23.6 million.

Customer Assurance Revenue

	Three months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Customer assurance revenue	$12,492	$11,093	$1,399	13%

Customer assurance revenue was $12.5 million for the three months ended September 30, 2021, compared to $11.1 million for the three months ended September 30, 2020. The increase of $1.4 million, or 13%, primarily consisted of an increase in revenue generated from Go Green assurance offerings sold to the seller in marketplace transactions. For the three months ended September 30, 2021, Go Green assurance revenue increased to $11.2 million from $10.2 million in the three months ended September 30, 2020. Revenue increases were primarily volume-driven as a result of the expansion of our marketplace platform across the United States and a deeper penetration of markets where we do business, and were partially offset by a decline in the fair value of the Go Green assurance offering.

Operating Expenses

Marketplace and Service Cost of Revenue

	Three months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$41,547	$25,064	$16,483	66%
Percentage of revenue	45%	37%

Marketplace and service cost of revenue was $41.5 million for the three months ended September 30, 2021, compared to $25.1 million for the three months ended September 30, 2020. The increase of $16.5 million, or 66%, primarily consisted of an increase in the cost of generating auction marketplace revenue and an increase attributed to the cost of generating transportation, data and other services revenue, which were primarily due to increased sales unit volume. For the three months ended September 30, 2021, total cost attributed to generating auction marketplace revenue increased to $5.4 million from $3.0 million in the three months ended September 30, 2020 and the total cost of generating transportation, data and other services increased to $36.1 million from $22.1 million in three months ended September 30, 2020. Direct and allocated personnel and related costs included in auction marketplace increased to $2.2 million for three months ended September 30, 2021 from $1.0 million in the three months ended September 30, 2020. Non-personnel related costs included in auction marketplace increased to $3.2 million from $2.0 million in the three months ended September 30, 2020. Non-personnel related costs included in transportation, data and other services increased to $33.5 million from $19.6 million in the three months ended September 30, 2020.

Customer Assurance Cost of Revenue

	Three months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$12,371	$8,765	$3,606	41%
Percentage of revenue	13%	13%

Customer assurance cost of revenue was $12.4 million for the three months ended September 30, 2021, compared to $8.8 million for the three months ended September 30, 2020. The increase of $3.6 million, or 41%, primarily consisted of costs attributable to our Go Green and other assurance offerings and was primarily driven by increased sales unit volume as compared to prior year’s third quarter, as well as increases in Go Green assurance costs which vary based upon average vehicle value and claims activity. For the three months ended September 30, 2021, Go Green assurance cost of revenue increased to $10.9 million from $8.0 million in three months ended September 30, 2020, and other assurance cost of revenue increased to $1.5 million from $0.8 million.

Operations and Technology Expenses

	Three months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Operations and technology	$26,395	$16,792	$9,603	57%
Percentage of revenue	29%	25%

Operations and technology expenses were $26.4 million for the three months ended September 30, 2021, compared to $16.8 million for the three months ended September 30, 2020. The increase of $9.6 million, or 57%, primarily consisted of an increase in personnel and related costs and software and technology expenses. For the three months ended September 30, 2021 compared to September 30, 2020, personnel and related costs increased to $22.4 million from $14.3 million as a result of increased headcount, and software and technology expenses increased to $3.0 million from $1.6 million as a result of continued investment in our technology and infrastructure.

Selling, General, and Administrative Expenses

	Three months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Selling, general, and administrative	$33,787	$11,639	$22,148	190%
Percentage of revenue	37%	17%

Selling, general, and administrative expenses were $33.8 million for the three months ended September 30, 2021, compared to $11.6 million for the three months ended September 30, 2020. The increase of $22.1 million, or 190%, primarily consisted of increases in personnel and related costs. For the three months ended September 30, 2021 compared to September 30, 2020, personnel related costs increased to $29.3 million from $12.3 million as a result of increased headcount, and software and technology expenses increased to $0.5 million from $0.3 million. Other expenses increased to $3.6 million from a gain of $1.3 million due to contingent gains recognized in the three months ended September 30, 2020 which did not recur in 2021, as well as increased advertising and increased insurance expenses related to being a public company.

Depreciation and Amortization

	Three months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Depreciation and amortization	$2,348	$1,665	$683	41%
Percentage of revenue	3%	2%

Depreciation and amortization costs were $2.3 million for the three months ended September 30, 2021, compared to $1.7 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, depreciation increased to $0.6 million from $0.5 million in the three months ended September 30, 2020, amortization of capitalized internal-use software costs increased to $0.5 million from $0.4 million, and amortization of acquired intangible assets increased to $1.2 million from $0.8 million.

Interest Income

	Three months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Interest income	$29	$69	$(40)	(58)%
Percentage of revenue	0%	0%

The change in interest income from the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was less than $0.1 million.

Interest Expense

	Three months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Interest expense	$(121)	$(159)	$38	(24)%
Percentage of revenue	(0)%	(0)%

Interest expense on the revolving lines of credit was $0.1 million for the three months ended September 30, 2021, down from $0.2 million for the three months ended September 30, 2020.

Provision for Income Taxes

	Three months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Provision for income taxes	$61	$286	$(225)	(79)%
Percentage of revenue	0%	0%

The provision for income taxes was $0.1 million for the three months ended September 30, 2021 and $0.3 million for three months ended September 30, 2020.

Comparison of the nine months ended September 30, 2021 and 2020

Revenue

Marketplace and Service Revenue

	Nine months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service revenue	$221,632	$129,273	$92,359	71%

Marketplace and service revenue was $221.6 million for the nine months ended September 30, 2021, compared to $129.3 million for the nine months ended September 30, 2020. The increase of $92.3 million, or 71%, was primarily driven by an increase in the auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging transportation of vehicles to buyers, data and other service revenue. Year-to-date revenue increases were primarily volume-driven and correlate to per unit GMV, which rose due to the increase demand for used vehicles on a national level, leading to higher buyer revenue per unit. For the nine months ended September 30, 2021, auction marketplace revenue increased to $120.9 million from $74.1 million in the nine months ended September 30, 2020, and transportation, data and other services revenue increased to $100.7 million from $55.2 million.

Customer Assurance Revenue

	Nine months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Customer assurance revenue	$36,626	$25,321	$11,305	45%

Customer assurance revenue was $36.6 million for the nine months ended September 30, 2021 compared to $25.3 million for the nine months ended September 30, 2020. The increase of $11.3 million, or 45%, primarily consisted of an increase in revenue generated from Go Green assurance offerings sold to the seller in marketplace transactions. For the nine months ended September 30, 2021, Go Green assurance revenue increased to $33.4 million from $23.8 million in the nine months ended September 30, 2020. Revenue increases were primarily volume-driven as a result of the expansion of our marketplace platform across the United States and a deeper penetration of markets where we do business, and were partially offset by a decline in the average fair value of the Go Green assurance offering.

Operating Expenses

Marketplace and Service Cost of Revenue

	Nine months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$113,844	$61,994	$51,850	84%
Percentage of revenue	44%	40%

Marketplace and service cost of revenue was $113.8 million for the nine months ended September 30, 2021 compared to $62.0 million for the nine months ended September 30, 2020. The increase of $51.9 million, or 84%, primarily consisted of an increase in the cost of generating auction marketplace revenue and an increase attributed to the cost of generating transportation, data, and other services revenue, which were primarily driven by unit volume. For the nine months ended September 30, 2021, total cost attributed to generating auction marketplace revenue increased to $15.1 million from $8.0 million in the nine months ended September 30, 2020, and the total cost of generating transportation, data and other services increased to $98.7 million from $54.1 million in the nine months ended September 30, 2020. Direct and allocated personnel and related costs included in auction marketplace increased to $6.2 million for the nine months ended September 30, 2021 from $3.1 million in the nine months ended September 30, 2020. Non-personnel related costs included in auction marketplace increased to $8.9 million from $4.9 million in the nine months ended September 30, 2020. Direct and allocated personnel and related costs included in transportation, data and other services increased to $10.2 million from $6.3 million in the nine months ended September 30, 2020. Non-personnel related costs included in transportation, data and other services increased to $88.5 million from $47.8 million in the nine months ended September 30, 2020.

Customer Assurance Cost of Revenue

	Nine months ended September 30,		$ Change	% Change
	2021	2020
-	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$32,886	$20,699	$12,187	59%
Percentage of revenue	13%	13%

Customer assurance cost of revenue was $32.9 million for the nine months ended September 30, 2021, compared to $20.7 million for the nine months ended September 30, 2020. The increase of $12.2 million, or 59%, primarily consisted of costs attributed to our Go Green and other assurance offerings and was primarily driven by increased unit volume as compared to same periods in the prior year, as well as increases in Go Green assurance costs which vary based upon average vehicle value and claims activity. For the nine months ended September 30, 2021, Go Green assurance cost of revenue increased to $29.5 million from $19.3 million in the nine months ended September 30, 2020, and other assurance cost of revenue increased to $3.4 million from $1.4 million.

Operations and Technology Expenses

	Nine months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Operations and technology	$71,489	$47,613	$23,876	50%
Percentage of revenue	28%	31%

Operations and technology expenses were $71.5 million for the nine months ended September 30, 2021, compared to $47.6 million for the nine months ended September 30, 2020. The increase of $23.9 million, or 50%, primarily consisted of an increase in personnel and related costs and software and technology costs. For the nine months ended September 30, 2021 compared to September 30, 2020, personnel and related costs increased to $60.3 million from $40.6 million as a result of increased headcount, and software and technology expenses increased to $7.6 million from $4.4 million as a result of continued investment in our technology and infrastructure.

Selling, General, and Administrative Expenses

	Nine months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Selling, general, and administrative	$85,275	$48,601	$36,674	75%
Percentage of revenue	33%	31%

Selling, general, and administrative expenses were $85.3 million for the nine months ended September 30, 2021, compared to $48.6 million for the nine months ended September 30, 2020. The increase of $36.7 million, or 75%, primarily consisted of an increase in personnel and related costs. For the nine months ended September 30, 2021 compared to September 30, 2020, personnel and related costs increased to $73.6 million from $42.4 million as a result of increased headcount, and software and technology expenses increased to $1.5 million from $0.9 million as a result of continued investment in our technology infrastructure. Other expenses increased to $8.9 million from $4.1 million due to contingent gains recognized in the nine months ended September 30, 2020 which did not recur in 2021, as well as increased advertising and increased insurance expenses related to being a public company.

Depreciation and Amortization

	Nine months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Depreciation and amortization	$5,877	$4,337	$1,540	36%
Percentage of revenue	2%	3%

Depreciation and amortization costs were $5.9 million for the nine months ended September 30, 2021, compared to $4.3 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, depreciation increased to $1.7 million from $1.2 million in the nine months ended September 30, 2020, amortization of internal-use software increased to $1.4 million from $1.0 million, and amortization of acquired intangible assets increased to $2.8 million from $2.1 million.

Interest Income

	Nine months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Interest income	$100	$719	$(619)	(86)%
Percentage of revenue	0%	0%

Interest income decreased to $0.1 million for the nine months ended September 30, 2021 compared to $0.7 million for the nine months ended September 30, 2020.

Interest Expense

	Nine months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Interest expense	$(582)	$(450)	$(132)	29%
Percentage of revenue	(0)%	(0)%

Interest expense on revolving lines of credit was $0.6 million for the nine months ended September 30, 2021, compared to $0.5 million for the nine months ended September 30, 2020.

Provision for Income Taxes

	Nine months ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Provision for income taxes	$275	$381	$(106)	(28)%
Percentage of revenue	0%	0%

Provision for income taxes was approximately $0.3 million for nine months ended September 30, 2021 down from $0.4 million for the nine months ended September 30, 2020.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not consider the impact of stock-based compensation expense; (iv) it does not reflect other non-operating expenses, including interest expense; (v) it does not consider the impact of any contingent consideration liability valuation adjustments; and (vi) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA Reconciliation
Net income (loss)	$(24,803)	$3,159	$(51,870)	$(28,762)
Depreciation and amortization	2,493	2,025	6,221	5,204
Stock-based compensation	9,787	343	16,417	3,473
Interest (income) expense	92	90	482	(269)
Provision for income taxes	61	286	275	381
Other (income) expense, net	(10)	(2,587)	48	(2,597)
Adjusted EBITDA	$(12,380)	$3,316	$(28,427)	$(22,570)

Liquidity and Capital Resources

We have financed operations since our inception primarily through our marketplace revenue and the net proceeds we have received from sales of equity securities as further detailed below. In March 2021, we completed our IPO which resulted in aggregate net proceeds of $388.9 million, after deducting underwriting discounts and commissions.

As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents totaling $601.7 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

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

Our Debt Arrangements

We currently have a revolving credit facility with Credit Suisse AG, New York Branch, or the 2019 Revolver, which we entered into in December 2019. We entered into an amendment to the 2019 Revolver on June 25, 2021. We also entered into a revolving credit facility with JP Morgan Chase Bank, N.A., or the 2021 Revolver, on August 24, 2021.

One of our wholly-owned indirect subsidiaries, ACV Capital Funding LLC, is the borrower under the 2019 Revolver, which provides for a revolving line of credit in the aggregate amount of up to $50.0 million, with borrowing availability subject to a borrowing base calculated as a percentage of ACV Capital Funding LLC’s eligible receivables. The 2019 Revolver is secured by the borrowing base of eligible receivables. In addition, we entered into a separate indemnity agreement in connection with the 2019 Revolver under which we provided an unsecured guaranty of (a) 10% of the outstanding loans under the 2019 Revolver at the time of any event of default and (b) any losses, damages or other expenses incurred by the lenders under the 2019 Revolver, payable in the event of certain specified acts by ACV Capital Funding LLC. The interest rate on any outstanding borrowings is at LIBOR plus 3.75%, subject to a LIBOR floor of 1.00%, and interest payments are payable monthly. The 2019 Revolver has a maturity date of June 25, 2024. The 2019 Revolver also contains customary covenants that limit ACV Capital Funding LLC’s ability to enter into indebtedness, make distributions and make investments, among other restrictions. The 2019 Revolver contains a liquidity covenant based on cash on hand, a tangible net worth covenant based on ACV Capital’s consolidated net worth, a tangible net worth covenant based on our consolidated net worth, a leverage covenant based on our consolidated leverage and certain other financial covenants tied to ACV Capital’s eligible receivables.

We are the borrower under the 2021 Revolver, which provides for a revolving line of credit in the aggregate principal amount of up to $160.0 million. The 2021 Revolver also includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets. The interest rate applicable to the 2021 Revolver is, at our option, either (a) LIBOR (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) (subject to a 0.00% LIBOR floor), plus a margin of 2.75% per annum or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c)(i) 1.00% plus (ii) the adjusted LIBOR rate for a one-month interest period. The 2021 Revolver has a maturity date of August 24, 2026. The 2021 Revolver contains customary covenants that limit our ability to enter into indebtedness, make distributions and make investments, among other restrictions. The 2021 Revolver also contains financial covenants that require us to maintain a minimum liquidity level and achieve specified trailing four quarter revenue targets.

We were in compliance with all such applicable covenants as of September 30, 2021, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. As of September 30, 2021, we had $0.5 million drawn under the 2019 Revolver, and there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $0.5 million, decreasing availability under the 2021 Revolver by a corresponding amount. There were no other amounts outstanding under the 2021 Revolver.

Cash Flows from Operating, Investing, and Financing Activities

The following table shows a summary of our cash flows for the periods presented:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$88,417	$20,316
Net cash provided by (used in) investing activities	(97,646)	(15,298)
Net cash provided by (used in) financing activities	377,155	59,096
Net increase (decrease) in cash and equivalents	$367,926	$64,114

Operating Activities

Our largest source of operating cash is cash collection from fees earned on our marketplace services. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses.

In the nine months ended September 30, 2021, net cash provided by operating activities of $88.4 million was primarily related to our net loss of $51.9 million, adjusted for net cash inflows of $114.6 million due to changes in our operating assets and liabilities, and for non-cash charges of $25.7 million. Non-cash charges primarily consisted of stock-based compensation, and depreciation and amortization of property and equipment. The change in operating assets and liabilities were the result of a $112.0 million increase in accounts receivable and $4.3 million increase in other operating assets, which were offset by a $223.5 million increase in accounts payable and a $7.4 million increase in other current and non-current liabilities.

In the nine months ended September 30, 2020, net cash provided by operating activities of $20.3 million was primarily related to our net loss of $28.8 million, adjusted for net cash outflows of $38.4 million due to changes in our operating assets and liabilities, and for non-cash charges of $10.7 million. Non-cash charges primarily consisted of bad debt expense, stock-based compensation, and depreciation and amortization of property and equipment partially offset by contingent gains. The change in operating assets and liabilities were the result of a $44.2 million increase in accounts receivable and $5.4 million increase in other operating assets, which were offset by a $82.5 million increase in accounts payable and a $5.5 million increase in other current and non-current liabilities.

Investing Activities

In the nine months ended September 30, 2021 and 2020, net cash used in investing activities was $97.6 million and $15.3 million, respectively, primarily related to capital expenditures to purchase property and equipment to support field and site operations, along with capitalized software development costs to support continued technology innovation, increases in financing receivables, and the use of cash for the acquisition of business.

Financing Activities

In the nine months ended September 30, 2021, net cash provided by financing activities was $377.2 million and was primarily the result of proceeds from issuance of common stock pursuant to the IPO, which were offset by net repayments of long term debt during the period, payments for debt issuance and other financing costs, and the payment of RSU tax withholdings in exchange for shares of common stock surrendered by RSU holders.

In the nine months ended September 30, 2020, net cash provided by financing activities was $59.1 million and was primarily the result of proceeds from the issuance of Series E-1 preferred stock and net proceeds from long term debt.

Acquisitions

In the second quarter of 2020, we acquired certain assets from ASI Services LLC, or ASI, for a total purchase consideration of $11.2 million. The transaction was accounted for as a business combination under the acquisition method. ASI, headquartered in Cincinnati, OH, was a privately held corporation that primarily focused on providing inspection services for off-lease vehicles to financial institutions. The acquisition of ASI enabled us to expand our position in the used vehicle industry and enhance our service offerings with dealers and commercial partners.

In the third quarter of 2021, we completed an acquisition of all of the outstanding shares of Max Digital LLC, Max Digital, for approximately $61.4 million. The total purchase price was paid in cash. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in our results of operations from the acquisition date. In connection with the acquisition, we incurred approximately $1.0 million of transaction costs. The acquisition of Max Digital enabled us to expand our position in the used vehicle industry and enhance our service offerings with dealers and commercial partners.

Contractual Obligations and Commitments

Our contractual obligations and commitments primarily consist of operating lease commitments for our facilities and long-term debt obligations. There were no material changes outside of the ordinary course of business in our commitments and contractual obligations during the nine months ended September 30, 2021 from the commitments and contractual obligations disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in the Final Prospectus.

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

Interest Rate Risk

We had cash and cash equivalents of $601.7 million as of September 30, 2021, which consisted of interest-bearing investments with maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $0.5 million as of September 30, 2021. The interest rate paid on these borrowings is variable, indexed to LIBOR. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties including those described below. You should carefully consider the following risk factors described below, in addition to other information contained in this Quarterly report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.

Risks Related to Our Growth and Capital Requirements

Our recent, rapid growth may not be indicative of our future growth.

Our revenue was $258.3 million, $91.8 million, $208.4 million and $106.8 million for the nine months ended September 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of additional factors, including our ability to:

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

We have experienced net losses in each annual period since inception. We generated net losses of $51.9 million , $28.8 million, $41.0 million and $77.2 million for the nine months ended September 30, 2021 and 2020 and the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $218.8 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase sufficiently to cover increased costs. In particular, we intend to continue to expend substantial financial and other resources on:

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

Pursuant to the terms of our outstanding indebtedness, we may be limited in our ability to incur future debt.

In August 2021, we entered into a first lien revolving credit facility, or the 2021 Revolver, with JPMorgan Chase Bank, N.A, which provided a $160.0 million senior secured revolving credit facility with a maturity date of August 24, 2026. Our obligations under the 2021 Revolver are secured by substantially all of our assets.

Pursuant to the terms of the credit agreement governing the 2021 Revolver, we are limited in our ability to incur additional indebtedness other than on the terms and conditions thereof. In addition, a failure to comply with the covenants under the 2021 Revolver could result in an event of default by us and an acceleration of amounts due. If an event of default occurs that is not waived by the lenders, and the lenders accelerate any amounts due, we may not be able to make accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness, which could have a material adverse effect on our business and results of operations.

The phaseout of the London Interbank Offered Rate, or LIBOR, or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.

On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phaseout LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.

Risks Related to Our Business, Our Brand and Our Industry

Our ability to expand our products and services may be limited, which could negatively impact our growth rate, revenue and financial performance.

Currently, our platform consists of our digital marketplace, including our auction and value-added services, ACV Capital and ACV Transportation, Go Green assurance and data services, including our True360 and ACV Market reports, and data and technology, including our inspection services and inventory management software. If we introduce new products and services or expand existing offerings on our platform, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources to familiarize ourselves with such frameworks and the possibility that returns on such investments may not be achieved for several years, if at all. In attempting to establish new offerings, we expect to incur significant expenses and face various other challenges, such as expanding our engineering team, sales team and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these value-added products and services to customers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, may harm our business, results of operations and financial condition.

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

We rely on third-party carriers to transport vehicles sold through our marketplace to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices, driver shortages and lack of reliability of many independent carriers. Our third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of timeliness and care while handling the vehicles, which may harm our business.

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

In connection with the COVID-19 pandemic, including the outbreak of variants of COVID-19, governments have implemented significant measures, including closures, quarantines, travel restrictions, occupancy limits, vaccination mandates and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. In response to the risks posed by the COVID-19 pandemic and to comply with applicable governmental orders, we have asked almost all of our office-based employees to work from home. In addition, we have introduced stringent new health and safety requirements for our inspectors out in the field, including use of personal protective equipment, limited travel between states, and mandatory social distancing. These and other operational changes we have implemented may negatively impact productivity and disrupt our business. We may also take further actions that alter our operations as may be required by applicable government authorities or that we determine are in the best interests of our employees.

To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, including variants of COVID-19, there is likely to be an adverse impact on global economic conditions and customer confidence and spending, which could materially and adversely affect our operations as well as our relationships with partners and customers and demand for used cars. Our car dealership customers’ operations were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our online marketplace. While at this time we are working to manage and mitigate potential disruptions to our operations, and we have experienced increases in demand as compared to prior periods following the initial disruption caused by the COVID-19 pandemic, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may harm our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business, and you should not rely on our financial performance for any period of 2020 as an indication of our future performance.

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

In January 2022, an emergency rule from the Occupational Safety and Health Administration, or OSHA, is expected to take effect requiring all employers with 100 or more employees to ensure that their employees are fully vaccinated or require unvaccinated workers to test negative for COVID-19 at least once per week. It is not possible to predict with certainty the full impact the new rule will have on us. Enforcement of the OSHA rule may result in employee attrition, as we have employees located across the country including in geographies where vaccination rates are below the national average. If we were to lose employees, it could have an adverse effect on future results of operations, which could be material.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, including variants of COVID-19, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease may harm our business, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Privacy and data security regulation in the United States is rapidly evolving. For example, California recently enacted the California Consumer Privacy Act, or CCPA, which became effective January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches, which is expected to increase the volume and success of class action and other data breach litigation. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act, or CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. Other states are considering the enactment of similar laws, and there is also discussion in Congress of a new comprehensive federal data protection and privacy law to which we likely would be subject if it is enacted. For example, in 2021, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our data processing practices and policies, incur substantial compliance costs and subject us to increased potential liability.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, as of September 30, 2021, holders of our Class B common stock, collectively beneficially own shares representing approximately 87.8% of the voting power of our outstanding capital stock. Our directors and executive officers and their affiliates collectively beneficially own, in the aggregate, shares representing approximately 60.6% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the aggregate outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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
•
our involvement in litigation;
•
future sales of our Class A common stock by us or our stockholders;
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

In addition, there were 5,574,039 shares of Class B common stock issuable upon the exercise of options and 3,239,898 shares of Class B common stock issuable upon the vesting of restricted stock units, or RSUs, outstanding as of September 30, 2021. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise or vesting of outstanding options or RSUs, respectively, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of September 30, 2021, holders of approximately 44,822,017 shares of our Class B common stock, or 28.9% of our capital stock, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Not applicable.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40256	3.1	March 26, 2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40256	3.2	March 26, 2021

10.1	Revolving Credit Agreement dated as of August 24, 2021 among ACV AUCTIONS INC., The Lenders Party Hereto and JPMORGAN CHASE BANK, N.A., as Administrative Agent					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Company Name

Date: November 10, 2021	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: November 10, 2021	By:	/s/ William Zerella
William Zerella
Chief Financial Officer