Form 10-K
period 2021-12-31
ACV Auctions Inc.
filed 2022-02-23
CIK 1637873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40256

ACV Auctions Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-2415221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
640 Ellicott Street, #321 Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 553-4070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	ACVA	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on The Nasdaq Global Select Market on June 30, 2021, was $2.5 billion.

As of February 15,2022, there were 108,240,149 shares of the registrant's Class A common stock and 48,026,404 shares of Class B common stock, each with a par value of $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

ACV Auctions Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding our revenue, operating expenses and other operating results, including our key metrics;
•
our ability to effectively manage our growth;
•
our ability to grow the number of Marketplace Buyers and Marketplace Sellers on our platform;
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
•
the effect of COVID-19, including variants of COVID-19, or other public health crises on our business and the global economy;
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

You should not rely on forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described under the header “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained herein. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made, and we undertake no obligation to update them to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.

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

SUMMARY RISK FACTORS

Investing in our Class A Common Stock involves numerous risks, including the risks described in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of our principal risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects:

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
•
As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

MARKET, INDUSTRY AND OTHER DATA

The statistical data, estimates and forecasts referenced throughout this Annual Report on Form 10-K are based on independent industry publications or other publicly available information, as well as information based on our internal sources. While we believe the industry and market data included in this Annual Report on Form 10-K are reliable and are based on reasonable assumptions, these data involve many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. None of the industry publications referred to in this Annual Report on Form 10-K were prepared on our or on our affiliates’ behalf or at our expense. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements,” that could cause results to differ materially from those expressed in these publications and other publicly available information.

PART I

Item 1. Business.

Overview

Our mission is to build and enable the most trusted and efficient digital marketplaces for buying and selling used vehicles with transparency and comprehensive data that was previously unimaginable.

We provide a vibrant digital marketplace for wholesale vehicle transactions and data services that offer transparent and accurate vehicle information to our customers. Our platform leverages data insights and technology to power our digital marketplace and data services, enabling our dealers and commercial partners to buy, sell, and value vehicles with confidence and efficiency. We strive to solve the challenges that the used automotive industry has faced for generations and provide powerful technology-enabled capabilities to our dealers and commercial partners who fulfill a critical role in the automotive ecosystem. We help dealers source and manage inventory and accurately price their vehicles as well as process payments, transfer titles and manage arbitrations, and finance and transport vehicles. Our platform encompasses:

•
Digital Marketplace. Connects buyers and sellers of wholesale vehicles in an intuitive and efficient manner. Our core marketplace offering is a 20-minute live auction which facilitates instant transactions of wholesale vehicles, and is accessible across multiple platforms including mobile apps, web, and directly through API integration. We also offer transportation, financing and assurance services to facilitate the entire transaction journey.
•
Data Services. Offer insights into the condition and value of used vehicles for transactions both on and off our marketplace and help dealers, their end consumers, and commercial partners make more informed decisions to transact with confidence and efficiency. We enable dealers to accurately price wholesale and retail inventory while maximizing profit on each vehicle sold by leveraging predictive analytics informed by machine learning.
•
Data and Technology. Underpins everything we do, and powers our vehicle inspections, comprehensive vehicle intelligence reports, digital marketplace, and operations automation platform.

We power our marketplace with technology-driven products and value-added services that address the entire transaction journey, ranging from pre-inspection scheduling to post-auction services including title transferability verification, payment processing, financing, and transportation, and facilitate transactions both on and off our marketplace. Our comprehensive suite of services include ACV Transportation, ACV Capital, and our Customer Assurance (Go Green), which help create a seamless and frictionless buying and selling experience for our customers to further enhance our digital marketplace. We also provide data services to our customers for use outside of our marketplace. Our True360 Reports are used by dealers and commercial partners to provide transparent vehicle information to potential buyers, including dealers as well as consumers. Our inventory management system enables dealers to accurately price their wholesale and retail inventory. We believe the data and technology services enabled by our platform can bring value to the entire automotive industry and transform both wholesale and retail markets.

Our platform benefits from a virtuous cycle driven by our scaled, digital marketplace and the data and technology we leverage every day. More buyers and sellers engaging on our marketplace drives greater liquidity and greater vehicle selection, which leads to an overall better marketplace experience. This leads to greater scale, driving more vehicle and market data that helps grow our data and technology moat. As we collect more vehicle and market data, we are able to provide greater efficiency to buyers and sellers through more products, which in turn drives greater marketplace supply and scale. For example, our data and technology enables economies of scale that improve our value-added transportation and financing services. As we continue to grow and offer more comprehensive and efficient services, our customers can further benefit from a more streamlined, simple, and consistent experience across the full used vehicle lifecycle. These reinforcing flywheel effects continuously improve our scaled, digital marketplace, and data and technology for our customers, resulting in growth for our platform.

Since first going live with our offering in 2015, we have expanded from our first territory in Buffalo, New York to over 160 territories spanning across the continental United States. We continue to invest in growth to scale our company responsibly and drive towards profitability. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV, and Adjusted EBITDA.

Our Platform

Our platform leverages data and technology to power our digital marketplace and data services, enabling our dealers and commercial partners to buy, sell, and value vehicles with confidence and efficiency. Our digital marketplace offerings include our core auction offering and value-added services, ACV Transportation, ACV Capital, and our Customer Assurance (Go Green). Our data services provide insights into the condition and value of used vehicles for transactions both on and off our marketplace. Our core data and technology platform includes inspection, vehicle intelligence, marketplace enablement, and operations automation.

Digital Marketplace

Our digital marketplace connects buyers and sellers of wholesale vehicles nationwide, enabling them to transact intuitively and efficiently.

•
Auction. Our core offering is our online auction, which facilitates instant transactions of wholesale vehicles. Thousands of dealers transact every day, with sellers either launching their vehicles directly to our 20-minute live auction or to Run List, which is a digital list that gives buyers the chance to view the condition report and place proxy bids 24 hours before the auction goes live. When sellers launch their vehicles directly to our online auction, buyers can search and discover relevant inventory through customized filters, such as price, location, and vehicle-specific details including mileage, year, make, and model.
•
Run List. Run List supports dealers in making informed decisions. It allows for pre-filtering and pre-screening of vehicles up to 24 hours prior to an auction taking place. This allows dealers the time to thoroughly review vehicle data and insights and focus their searches.
•
ACV Transportation. Through our nationwide network of third-party carrier partners, our technology platform, and dedicated service teams, we move vehicles both locally and long-haul in a cost-efficient and timely manner. All buyers on our platform have the ability to see real-time transportation quotes as part of the vehicle-display page and add transportation services during checkout. Once the transaction is finalized, dealers will receive a confirmation email and have access to status reports on MyACV to follow the vehicle on its journey to its new dealer. We offer transportation services from the vehicle’s location.
•
ACV Capital. We offer short-term inventory financing for buyers to purchase vehicles on our digital marketplace. Our financing product includes straightforward pricing with no hidden costs, allowing our customers to know their inventory costs upfront.
•
Customer Assurance (Go Green). We provide the seller with a Go Green assurance against claims related to defects in the vehicle which we did not identify in our condition report and otherwise may have exposed the seller to loss as a result of arbitration with the buyer. We believe Go Green's seller assurance service instills more confidence in dealers and commercial partners to transact digitally.

Data Services

We offer data services for our dealer and commercial partners that bring transparency and offer insights into the condition and value of used vehicles, enabling them to make more informed wholesale and retail inventory management decisions both on and off our digital marketplace.

•
True360 Report. We provide proprietary, vehicle-specific intelligence, including cosmetic and structural vehicle assessments that can be integrated into leading vehicle history report providers. This data helps our dealers and commercial partners buy and sell vehicles and accurately assess and document vehicle condition. Dealers utilize the True360 Report to make wholesale and retail transaction decisions with confidence both on and off our marketplace. The True360 Reports can be integrated into leading vehicle history report providers, such as CarFax and AutoCheck, to increase transparency. Commercial partners use our detailed and marketable True360 commercial inspection reports to better price and sell their used vehicle inventory.
•
ACV Market Report. We provide transaction data and condition reports for comparable used vehicles, including pricing data from third-party sources. With a full picture of how previous vehicle sales have performed, our ACV Market Report gives dealers another tool to determine best pricing and valuation strategies for used vehicles. The report provides a range from the low value to high value of the year, make, and model sold on the platform, and will list all of the vehicle’s information including location, date, mileage and sold price. Dealers can utilize filters to further narrow down results in order to get the best picture to assess the pricing strategy for that particular vehicle.
•
MAX Digital. Through our inventory management software offering, we enable dealers to manage their inventory and set pricing more effectively while turning vehicles faster and maximizing profit by leveraging predictive analytics informed by machine learning and market data.

Data and Technology

Data and technology are the foundations of our platform and underpin everything we do. Our core data and technology capabilities include inspection, vehicle intelligence, marketplace enablement, and operations automation.

•
Inspection
•
Condition Report. Our platform enables thorough, comprehensive inspections and reports that feature approximately 100 details such as cosmetic irregularities including paint quality, as well as structural assessments that identify prior repairs or existing damages. For the cosmetic and structural analysis, our inspectors complete metering of all paint surfaces to help identify irregularities in paint quality and assess the structure of the vehicle to identify prior repairs or existing damages. Inspectors also use drivetrain and mechanical analyses to read and clear diagnostic trouble codes, and identify potential resolutions for them. For interior and exterior reviews, inspectors complete a detailed evaluation of the vehicle, ranging from the cupholder and gauge, to the tires.
•
Virtual Lift. We offer a high definition look at a vehicle’s undercarriage without having to put the vehicle on a lift through Virtual Lift. This is a portable, light-weight, drive-over solution utilizing mobile device technology that can be operated by a single inspector in a matter of minutes. Virtual Lift elevates the level of trust and transparency on our digital marketplace by providing a digital look into a vehicle’s undercarriage.
•
AMP. We allow for the clear recording and immediate sharing of a vehicle’s engine sound through our Audio Motor Profile, or AMP, solution. This custom feature gives buyers the ability to listen to the vehicle running in a way that is more detailed than physically standing next to the vehicle. AMP captures the engine turning, idle periods, and rev cycles. Utilizing our advanced machine learning algorithms, we leverage our audio database of over 1.7 million used vehicles to provide guided insights on vehicle engine conditions.
•
Vehicle Intelligence. Our platform is fueled by the data we collect through our proprietary technology, inspections, and activity on our marketplace, as well as third-party market data. We store, analyze, and connect this data to create comprehensive analytics tailored for our dealers and commercial partners. Our pricing engine utilizes our extensive repository of data to help predict wholesale and retail vehicle valuations at scale, and dealers can price any vehicle anywhere.
•
Marketplace Enablement
•
MyACV. We provide an application that serves as our customers’ gateway to our platform through our mobile app, website, or directly leveraging our application programming interfaces, or APIs. MyACV offers user-friendly product features for our customers including personalization, inventory discovery, bidding, purchasing, finalization of post-sale payment options, and additional services including transportation and financing. Our navigation feature accommodates a constantly increasing list of new capabilities, like the Data Export feature that allows dealers to download won, sold, and saved auction details.
•
Private Marketplaces. Our recently launched private marketplace offering powers private sales for dealer groups and commercial partners, permitting the customization of participants, schedule and duration, bidding, purchasing, and pricing rules. Our customers are able to curate and customize their audience, auction schedule and duration, and bid policy, among other items, in a co-branded interface.
•
Operations Automation. Investments in our technology platform have unlocked process workflow optimization and automation for pre- and post-auction services. Our configurable and integrated services support payment processing, risk management, processing of titles by a dedicated ACV team or automated through machine learning, arbitration, and transportation services.
•
Live Appraisal. Through live appraisals, we enabled dealers to quickly assess the value of potential trade-in vehicles from consumers. We have transacted more than $1.1 billion of GMV through live appraisal since inception.
•
Programmatic Buying. Our recently launched programmatic buying experience, driven by data from our industry-leading condition reports, allows our customers with compatible technology platforms to integrate directly with ACV's real-time APIs to generate bids on our Marketplace. In addition, our new programmatic buying user experience enables the rest of our dealer partners to participate in programmatic buying on our Marketplace by creating inventory wish lists to automatically source their inventory needs.

Key Advantages to our Platform

Our competitive advantage results from our deep expertise in the used vehicle market, a transparent, digital approach for our dealers and commercial partners, and a comprehensive suite of products and services:

Transparent, Digital Approach Unlocks a More Efficient Market. Our digital marketplace and comprehensive suite of products and services provides greater access to trusted inventory and speed to liquidity for our dealers and commercial partners. Our differentiated approach to vehicle insights also allows us to stand behind vehicles listed on our marketplace and truly partner with our customers. We pioneered what we believe to be the wholesale market’s first seller assurance service, Go Green, which provides the seller with an assurance against claims of defects in the vehicle that are not disclosed in our condition report and which otherwise may have exposed the seller to loss as a result of arbitration with the vehicle buyer. We believe our approach instills more confidence for our customers to transact digitally and we enable transactions that may not have happened in the traditional auction process.

Industry Leading Digital Marketplace with Significant Scale. The power of our platform is evidenced through our scale and growth. In 2021, we had 14,064 active Marketplace Buyers and 9,025 active Marketplace Sellers generating $7.9 billion Marketplace GMV, which increased by 14%, 26%, and 140%, respectively, from the prior year. Our digital marketplace provides sellers with an efficient channel to wholesale their vehicles and access to thousands of dealers nationwide, and provides buyers with a real-time view of extensive vehicle inventory, all at the touch of a button. As of December 31, 2021, our territory managers and vehicle condition inspectors (VCIs) operated across over 160 territories. We believe our ability to build vibrant local and regional networks of Marketplace Buyers and Marketplace Sellers, combined with our nationwide coverage, creates a strong competitive advantage.

Comprehensive Suite of Products and Services Deepening Relationships with Our Customers. We offer a comprehensive suite of products and services that help create a seamless experience and remove the friction and pain points associated with the traditional wholesale process. Through services such as ACV Transportation and ACV Capital, we help our customers manage the entire transaction journey on our platform, becoming an integral partner and deepening our relationships with them.

Growing Technology and Data Moat. Our growing repository of data enables transparent, comprehensive, and accurate vehicle information that our customers can trust, powering more efficient and frictionless vehicle transactions both on and off our marketplace. Through the connection of hundreds of discrete data points collected along the entire used vehicle transaction journey, we improve existing products and react dynamically to our customers’ needs.

Attractive Territory Economics. As our territories mature and scale, territory-level economics tend to improve driven by more cost-efficient operations and greater customer affinity for our offerings. As we reach greater scale and higher levels of density in a territory, we typically experience lower inspection cost per vehicle and better overall economics per transaction.

Mission-Driven Culture and Proven Team. We believe the happiness of our teammates leads to successful business operations, and comes from learning and engaging in fulfilling work, which results in ample professional growth opportunities. Additionally, we represent the successful creation of an entrepreneurial ecosystem in our hometown, and our success enables us to attract some of the best talent in the region and across the country. Our leadership team is composed of seasoned executives with demonstrated track records of scaling businesses across auto, consumer, and marketplace companies.

Our Growth Strategies

We have grown significantly since first going live with our offering in 2015, and we are already disrupting the traditional wholesale vehicle market on an immense scale. We believe we have a massive underpenetrated addressable opportunity ahead of us.

Key elements of our strategy to grow our business include:

Increase the Number of Marketplace Buyers and Marketplace Sellers on Our Platform. We believe there are significant opportunities to continue to grow the number of dealers and commercial partners on our platform. We intend to attract new dealers and commercial partners with targeted sales and marketing efforts focused on educating potential Marketplace Buyers and Marketplace Sellers as to the benefits of our offerings.

Drive Greater Share of Wholesale Transactions with Existing Customers. While our industry leading digital marketplace has and will continue to enable us to grow the number of dealers on our platform over time, we believe that we have room to increase the number of wholesale transactions from existing customers. In providing inspection services for our commercial partners with True360 Reports we expect a growing number of commercial consignors to utilize our digital marketplace and data services, including our MAX Digital inventory management software, in the future.

Introduce New Products. We plan to leverage our extensive data and technology capabilities to continue to introduce new and complementary products and services. One area of focus is the development of data-powered products, such as our programmatic buying experience, that enable our customers to buy and sell used vehicles more effectively in a hyper digital world, and help fuel growth across dealer wholesale, commercial wholesale, and consumer-to-dealer channels. Additionally, we are focused on discovering new products that will continue to power our pricing engine and complement our market reports.

Pursue Targeted Acquisitions. We believe that the complexity of the automotive industry provides substantial opportunity for investment to strengthen our competitive moat. In 2019, we acquired TrueFrame, a provider of comprehensive vehicle inspections for dealers and their retail consumers. This allowed us to extend the reach of our dealer platform to the retail consumer market through our True360 Reports, which can be integrated into leading vehicle history report providers. In April 2020, we acquired ASI, which allowed us to enter the commercial inspection market and strengthen our offerings for our commercial partners. In July 2021, we acquired MAX Digital, which expanded our product offerings to include an inventory management platform enabling customers to set effective pricing and turn vehicles faster using predictive data analytics. We will continue to pursue select acquisitions that extend the capabilities of our platform, enhance our comprehensive suite of products and offerings, and bring talent to our team.

Expand Internationally. We believe that our trusted and transparent digital marketplace and data-driven insights will be an attractive value proposition to many automotive dealers and commercial consignors around the world. By leveraging our data and technology platform and our go-to-market expertise developed in the United States, we plan to thoughtfully expand to new countries and offer services that we believe best suit the needs of those markets.

Sales

Our sales team is responsible for onboarding our dealers and commercial partners and ensuring their success and satisfaction on our platform. We have built a robust internal sales team that act as account managers, and partner with our customers. Account managers are often the first point of contact for customers seeking to join our platform, and develop meaningful relationships with our dealers and commercial partners. We also have a dedicated sales team that proactively sources new customers, particularly for our more nascent territories or in existing territories where we seek to improve our buyer to seller ratio. After dealers are on-boarded onto our platform, they can interact with their account managers through in-app messaging, by email, or by phone.

Our territory managers also function as sales representatives, particularly in more nascent territories where they develop personal relationships with local dealers. When launching and entering new territories, our dedicated on the ground team, including territory managers, VCIs, and other operations staff, target and onboard dealers in the respective territory with an appropriate balance of buyers and sellers to encourage vibrancy in the marketplace. Territory managers continue to support our dealers, building awareness of our brand in the regions in which they operate. Our VCIs serve as a sales support team by building and cultivating relationships with our customers through multiple weekly visits to customers in their territories. Given the strength of their relationships and frequency of interaction with our dealers, VCIs often double as informal relationship managers and can be a key point of contact for dealers on our platform.

Marketing

We build and cultivate relationships with our dealer and commercial partners, with the goal of providing a streamlined, simple, and consistent experience for our customers. Marketing campaigns and promotions are used throughout the transaction journey to guide the customer through the funnel, cross-sell offerings and ultimately reach their full volume potential with ACV.

Our marketing initiatives aim to drive brand awareness, incentivize our existing partners to remain engaged and active in our marketplace, and attract new dealers and commercial partners to our platform. We are focused on building a world-class acquisition engine led by our marketing team and in partnership with our VCIs, business development representatives and account managers. Our customer acquisition efforts are strategically aligned to territories or regions that could benefit from dealer development. We are focused on increasing retention and growing wallet share with our customers.

We acquire new customers through a variety of marketing channels including digital (paid search, search engine optimization, display, social, video and influencer marketing), direct marketing (promotional and brand building) and outbound business development. The marketing and business development teams own the customer relationship from initial inquiry to sign-up. After onboarding they are assigned a dedicated account manager or territory manager for on-going support. Engagement with our customers is driven by ongoing and regular communications from their account managers or territory managers. Additionally, account managers and territory managers determine appropriate promotions to re-engage buyers and sellers, as well as an incentive for new customers to sign-up and engage.

Competition

We mainly compete with large, national offline vehicle auction companies, such as Manheim, a subsidiary of Cox Enterprises, Inc., and KAR Auction Services. The offline vehicle auction market in North America is largely consolidated, with Manheim and KAR Auction Services serving as large players in the market, accounting for a majority of the wholesale auction market. Both of these traditional offline vehicle auction companies are expanding into the online channel and have launched or acquired online auctions in connection with their physical auctions. We also compete with a number of smaller digital marketplace companies. In addition, we compete with smaller chains of auctions and independent auctions.

Human Capital and Culture

We believe the development and empowerment of our people is critical to our ability to deliver differentiated solutions to our customers. We strive to be a great place to work—a place where we welcome innovation, diversity, inclusion, and foster a spirit of community from our corporate headquarters to our teammates in the field. We give our teammates the freedom, tools, resources, and opportunity to build the future—for our company, our customers, and our communities. We hire happy and enthusiastic people who want to grow with us. We believe the happiness of our teammates comes from engaging and fulfilling work and from ample personal and professional growth opportunities. We strive to ensure that all of our teammates have what they need to get to where they want to be, and we try our best to make it fun along the way. We invest heavily in the development of our teammates through training, internal development, and mobility options to drive growth. Together with respect, empowerment, and the spirit of innovation, we create the dynamic energy that drives our business forward.

We represent the successful creation of an entrepreneurial ecosystem in our hometown and our growth and scale highlight that the spirit of innovation is alive and well in Buffalo, New York. We are continuously building an exceptional culture that strives to drive engagement, exceed expectations, and directly impact company success.

We have a proven leadership team composed of seasoned executives with demonstrated track records of scaling businesses, as well as business leaders from across auto, consumer, and marketplace businesses. As of December 31, 2021, we had over 1,910 teammates, including our more than over 790 highly sophisticated VCIs that help support our relationships with our customers nationwide.

Intellectual Property

We rely on a combination of federal, state, common law and international legal rights, as well as contractual restrictions, to protect our intellectual property, including trademarks, domain names, copyrights, trade secrets, patents and confidentiality agreements with employees and third parties. We pursue the registration of our trademarks, service marks and domain names in the United States and in certain locations outside the United States.

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors and third parties. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to copy or obtain and use our technology to develop platforms with the same functionality as our platform. For more information regarding the risks relating to intellectual property, see “Risk Factors—Risks Related to Information Technology and Intellectual Property.”

Our Government Regulations

The industry in which we operate is and will continue to be subject to extensive U.S. federal, state and local laws and regulations. The wholesale, financing and transportation of used vehicles are regulated by the states in which we operate and by the U.S. federal government. These laws can vary significantly from state to state. In addition, we are subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage, processing, transfer and other use of personal information and other customer data. We are also subject to federal and state laws, such as the Equal Credit Opportunities Act and prohibitions again unfair or deceptive acts or practices.

In addition to these laws and regulations, our facilities and business operations are subject to a wide array of federal, state and local laws and regulations relating to occupational health and safety, and other broadly applicable business regulations. We also are subject to laws and regulations involving taxes, privacy and data security, anti-spam, content protection, electronic contracts and communications, mobile communications, unencumbered internet access to our platform, the design and operation of websites and internet neutrality. For additional information, see “Risk Factors-Risk Factors Related to Government Regulation and Litigation—We operate in highly regulated industries and either are or may be subject to a wide range of federal, state and local laws and regulations and our failure to comply with these laws and regulations may force us to change our operations or harm our business.”

Corporate Information

We were incorporated in Delaware in December 2014. Our principal executive offices are located at 640 Ellicott Street, Suite #321, Buffalo, New York 14203, and our telephone number is (800) 553-4070. Our website address is www.acvauto.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendment to these reports are filed with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.acvauto.com when such reports are available on the SEC’s website. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors.

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.

Risks Related to Our Growth and Capital Requirements

Our recent, rapid growth may not be indicative of our future growth.

Our revenue was $358.4 million and $208.4 million for the years ended December 31, 2021 and 2020, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of additional factors, including our ability to:

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

In addition, as a result of the ongoing COVID-19 pandemic, our operating results in 2021 and 2020 may not be indicative of our future performance. Beginning in March 2020, our customers’ operations were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our online marketplace. Our operating results were initially negatively impacted by the COVID-19 pandemic at the end of the first quarter and the beginning of the second quarter of 2020. This initial negative disruption began to subside in May 2020 as the demand for used vehicles on a national level began to outpace supply, leading to higher used vehicle valuations and a higher percentage of successful auctions, and as dealers and commercial partners looked to an online marketplace to transact remotely. These market and industry trends combined with the strength of our service offerings drove favorable operating results. You should not rely on our financial performance for any period of 2020 and 2021 as an indication of our future performance. Moreover, we cannot predict how the COVID-19 pandemic will continue to develop, particularly in light of variant strains of the virus, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business or the global economy.

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

We have experienced net losses in each annual period since inception. We generated net losses of $78.2 million and $41.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $245.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase sufficiently to cover increased costs. In particular, we intend to continue to expend substantial financial and other resources on:

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

Certain of our indebtedness is made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) as a benchmark for establishing the interest rate of such indebtedness. In 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, the date upon which the LIBOR administrator will cease publication of U.S. dollar LIBOR was deferred to June 30, 2023 for certain tenors (including overnight rates and one, three, six and 12 month rates), although the LIBOR administrator may discontinue or modify LIBOR prior to that date. In addition, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Accordingly, the continuation of U.S. LIBOR on the current basis cannot be guaranteed after December 31, 2021 and, in the absence of further deferrals, is expected to end on June 30, 2023. While regulators in various jurisdictions have been working to replace LIBOR, it is unclear whether and when new agreed-upon benchmark rates will be established. If banks cease to submit LIBOR rates, or if LIBOR is replaced with an alternate reference rate, we may need to renegotiate our debt arrangements that extend beyond 2021 and/or beyond June 30, 2023 that utilize LIBOR as a factor in determining the interest rate, which may negatively impact the terms of such indebtedness. In addition, the phase out or replacement of LIBOR may cause disruption in, or changes to, financial markets. Such potential disruption or changes in the financial markets could have an adverse effect on our financial position, results of operations, and liquidity

Risks Related to Our Business, Our Brand and Our Industry

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

We mainly compete with large, national offline vehicle auction companies, such as Manheim, a subsidiary of Cox Enterprises, Inc., and KAR Auction Services. The offline vehicle auction market in North America is largely consolidated, with Manheim and KAR Auction Services serving as large players in the market. Both of these traditional offline vehicle auction companies are expanding into the online channel with online marketplaces and online auctions in connection with their physical auctions. We also compete with a number of smaller digital marketplace companies. In addition, we compete with smaller chains of auctions and independent auctions.

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

In connection with the COVID-19 pandemic, including the outbreak of variants of COVID-19, governments have implemented significant measures, including closures, quarantines, travel restrictions, occupancy limits, vaccination mandates and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. In response to the risks posed by the COVID-19 pandemic, we are complying with all state and federal guidelines as they change from time to time. Changes we may make in response to these guidelines may negatively impact productivity and disrupt our business. We may also take further actions that alter our operations as may be required by applicable government authorities or that we determine are in the best interests of our employees.

To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, including variants of COVID-19, there is likely to be an adverse impact on global economic conditions and customer confidence and spending, which could materially and adversely affect our operations as well as our relationships with partners and customers and demand for used cars. Our car dealership customers’ operations were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our online marketplace. While at this time we are working to manage and mitigate potential disruptions to our operations, and we have experienced increases in demand as compared to prior periods following the initial disruption caused by the COVID-19 pandemic, the fluid nature of the pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which may harm our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business, and you should not rely on our financial performance for any period of 2020 or 2021 as an indication of our future performance.

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

We are subject to stringent and changing privacy and data security laws, regulations and standards related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to adverse consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share ("Process") personal information, including proprietary and confidential business information, trade secrets, and intellectual property. There are numerous federal, state, local and international laws regarding privacy and the processing of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, inconsistent between jurisdictions or conflicting with other rules. In addition, upon our expansion into international markets, we and our third-party service providers may be subject to a new range of detailed and complex foreign laws regarding privacy and the processing of personal information and other data, most notably General Data Protection Regulation, ("GDPR"). We and the third-party service providers may also be required to comply with operating rules and standards imposed by industry organizations such as the National Automated Clearing House Association and the Payment Card Industry Security Standards Council.

Additionally, we are also subject to specific contractual requirements contained in third-party agreements governing our processing of personal information and other data. While we strive to comply with applicable laws, policies, legal obligations and industry codes of conduct and operating rules and standards relating to privacy and data protection, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Additionally, new laws or regulations could be enacted, further complicating our compliance efforts. Any failure or perceived failure by us or the third parties on which we rely to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or other privacy-related legal obligations may result in governmental enforcement actions, including fines or orders requiring that we change our practices, claims for damages by affected individuals, or litigation or public statements against us by consumer advocacy groups or others and could cause customers and vendors to lose trust in us, which may harm our business. Additionally, if vendors, developers or other third parties that we work with violate applicable laws, our policies, or other privacy-related legal obligations, such violations may also put personal information or other data, including customers' or vendors' information, at risk and could in turn harm our business. Even if we are not determined to have violated these laws or other obligations, government investigations into these issues typically require the expenditure of significant resources and may generate negative publicity.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act, ("CCPA"), gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides civil penalties for violations, as well as a private right of action for certain data breaches. In addition, it is anticipated that the California Privacy Rights Act, ("CPRA"), will expand the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency, the California Privacy Protection Agency, to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. Other states are considering enacting or have enacted similar laws. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our information processing practices and policies, incur substantial compliance costs and subject us to increased potential liability. As another example, the Telephone Consumer Protection Act ("TCPA") imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. Additionally, we are subject to the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related legal obligations to our customers and other third parties. Any failure or perceived failure by us or third parties we work with to comply with these policies, disclosures, and obligations to customers or other third parties, or industry oversight organizations, or data privacy and security laws may result in, but is not limited to, governmental or regulatory investigations, enforcement actions, regulatory or other fines, orders requiring that we change our practices, criminal compliance orders, claims for damages by affected individuals or litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us. Any of the foregoing could be costly and have an adverse effect on our reputation, business, financial condition, and operating results, including but not limited to: loss of customers; interruptions or stoppages in our business operations; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

Government regulation of the internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could harm our business.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet and ecommerce. Existing and future regulations and laws could impede the growth of the internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, data privacy and security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality. It is not clear how existing laws governing issues such as property ownership, licensing, sales and other taxes, and privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one market segment to another and may conflict with other rules or our practices. For example, federal, state and local regulation regarding data privacy and security has become more significant, and laws such as the CCPA may increase our costs of compliance. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenue and increased expenses.

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

If our information technology systems, or those of our third-party service providers, are compromised or otherwise accessed without authorization, we could experience adverse consequences resulting from such compromise, including, but not limited to, a disruption of our business operations; reputational harm; loss of revenue or profits; regulatory investigations or actions; litigation; fines and penalties; or if we fail to comply with our commitments, assurances or other obligations regarding the privacy and security of such information, our reputation may be harmed and we may be exposed to liability; loss of business; and other adverse business consequences.

Our platform allows for the storage and transmission of our customers’ proprietary or confidential information, which may include personal information or other information. We may use third-party service providers and subprocessors to help us deliver services, including payment services, to our customers. These vendors may store or process personal information. payment card information, or other information on our behalf.

Cyberattacks and other malicious internet-based activity continue to increase, and platforms such as ours may be subject to cyberattacks. In addition to traditional computer “hackers,” there are other threat attach actors including employee theft or misuse and sophisticated nation-state and nation-state supported and sponsored attacks that are becoming increasingly difficult to detect. We and our third-party service providers may be subject to a variety of these evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), viruses, denial-of-service attacks (such as credential stuffing), malware installation, server malfunctions, ransomware attacks, supply-chain attacks, software bugs, software or hardware failures, loss of data or other computer assets, adware, telecommunications failures, earthquakes, fires, floods, or other similar issues. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. Similarly, supply chain-attacks have increased in frequency and severity and we cannot guarantee that third parties and infrastructure in our supply chain and our third-party partners' supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services.

While we have security measures in place designed to protect customer information and prevent data loss and other security breaches, there can be no assurance that our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ information on our behalf will be effective in protecting against unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information, platform or our customers’ information, particularly given that our ability to monitor our third-party service providers’ information security practices is limited. The techniques used to sabotage or to obtain unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our platform, systems, networks or physical facilities in which our information or our customers' information is stored or through which information is transmitted change frequently and often are not identified until they are launched against a target, and we may be unable to implement adequate preventative measures or stop security breaches while they are occurring. The security measures that we have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, may not be adequate to prevent or detect service interruption, system failure or data loss. Our platform, systems, networks, and physical facilities could also be breached or information could be otherwise compromised due to employee, contractor or customer error, negligence or malfeasance, if, for example, third parties attempt to fraudulently induce our employees, contractors or our customers to disclose information or user names or passwords, or otherwise compromise the security of our platform, networks, systems and physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to, platforms, systems, networks or physical facilities.

We are required to comply with laws, rules and regulations that require us to maintain reasonable security measures designed to protect personal information, in our possession, custody, or control. We have legal obligations to notify relevant stakeholders of certain security breaches. Such mandatory disclosures are costly and could lead to adverse consequences. These consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal information); litigation (including class claims); indemnification obligations; negative publicity, may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems; interruptions in our operations (including availability of information); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products/services, deter new customers from using our products/services, and negatively impact our ability to grow and operate our business.

Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal information. A security breach may cause us to breach our customer contracts. A security breach could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. Our contracts may not contain limitations of liability, and, even where they do, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages related to a security breach.

Further, security compromises experienced by our customers with respect to information hosted on our platform, even if caused by the customer’s own misuse or negligence, may require us to make certain to public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to renew their subscriptions with us. We may be subject to indemnity demands, regulatory proceedings, audits, penalties or litigation based on our customers’ misuse of our platform with respect to such sensitive information and defending against such litigation and otherwise addressing such matters may be expensive, cause distraction and result in us incurring liability, all of which may harm our business.

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

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure you that such coverage will be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of personal information or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

Our net operating loss carryforwards, or NOLs, and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. As of December 31, 2021, we had U.S. federal and state NOLs of $237.0 million and $188.7 million, respectively. Of the U.S. federal NOLs, $12.3 million will expire beginning in the year 2035 and $224.7 million will carry forward indefinitely.

Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs, particularly for tax years beginning after December 31, 2020, may be limited. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

Risks Related to Being a Public Company

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred significant finance, legal, accounting and other expenses, including director and officer liability insurance, that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2022. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an emerging growth company. To prepare for eventual compliance with Section 404, we will be engaged in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts.

During the evaluation and testing process of our internal controls in future years, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to certify that our internal control over financial reporting is effective. We have in the past experienced a material weakness in our internal control over financial reporting, and can give no assurance that this material weakness will not reoccur or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, as of December 31, 2021, holders of our Class B common stock, collectively beneficially own shares representing approximately 82.4% of the voting power of our outstanding capital stock. Our directors and executive officers and their affiliates collectively beneficially own, in the aggregate, shares representing approximately 67.8% of the voting power of our outstanding capital stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the aggregate outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

In addition, there were 5,634,835 shares of Class B common stock issuable upon the exercise of options and 3,705,206 shares of Class B common stock issuable upon the vesting of restricted stock units, or RSUs, outstanding as of December 31, 2021. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise or vesting of outstanding options or RSUs, respectively, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of December 31, 2021, holders of a significant percentage of our capital stock, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

While we have previously paid cash dividends on our capital stock, we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our capital stock is currently limited by the covenants of our credit facilities and may be further restricted by the terms of any future debt or preferred securities. Accordingly, holders of our Class A common stock may need to rely on sales of their holdings of Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our corporate headquarters located at 640 Ellicott Street, Buffalo, New York, where we occupy approximately 25,000 square feet of office space pursuant to a lease that expires in November 2022, with an option to extend this lease for a successive period of five years. We have other offices in New York, Connecticut, Florida, Illinois, Ohio, and Canada occupying over 49,000 square feet, which are also leased. We do not own any real property.

We believe that our current facilities are suitable and adequate to meet our current needs, and if we require additional space, we anticipate we will be able to obtain additional suitable facilities.

Item 3. Legal Proceedings.

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

On March 19, 2021, a putative class action was filed against ACV Auctions, Inc., et al. in the U.S. District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on our marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. In July 2021, the complaint was amended to add and modify allegations beyond the initial complaint, as well as to add certain individuals as individual defendants, including George Chamoun, our Chief Executive Officer. In January 2022, the Court heard arguments on the motion to dismiss that the defendants had previously filed and dismissed the federal claims with leave for the plaintiff to amend their complaint. We intend to vigorously defend ourselves in this case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome and cannot estimate the potential loss at this time. However, we believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our Class A common stock is traded on The Nasdaq Global Select Market, under the symbol "ACVA". Our Class B common stock is not listed or traded on any exchange, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock, and is automatically converted upon sale or transfer of one share of Class A common stock.

As of February 15, 2022, there were 61 holders of record of our Class A common stock and 71 holders of record of our Class B common stock. Certain shares are held in street name and accordingly, the actual number of holders of record is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our Class A common stock or Class B common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements (including any restrictions in our debt arrangements), any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.

Use of Proceeds

In March 2021, we closed our IPO of 19,032,500 shares of Class A common stock at a price of $25.00 per share, including 2,482,500 shares pursuant to the exercise of the underwriters' option to purchase additional shares from selling shareholders named in the Final Prospectus, resulting in gross proceeds to us of $413.8 million. We did not receive any of the proceeds from the sale of shares of Class A common stock by the selling stockholders. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253617), which was declared effective by the SEC on March 23, 2021.

The net proceeds to us after deducting underwriting discounts and commissions of $24.8 million and net offering expenses of $3.9 million were $385.0 million. There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Final Prospectus.

Recent Sales of Unregistered Securities

On November 1, 2021, we issued 182,813 shares of Class A common stock as consideration to the sellers of TruePartners USA LLC, following an amendment to the earn-out provision under the membership interest purchase agreement executed in connection with our acquisition of such entity. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph below shows a comparison, from March 24, 2021 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2021, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index.

The graph assumes that $100 was invested in each of our Class A common stock, the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index at their respective closing prices on March 24, 2021. The stock performance shown in the graph represents past performance and should not be considered an indication of future stock performance.

Comparison of Cumulative Total Return
Among ACV Auctions Inc., the Nasdaq Composite Index, and the Nasdaq-100 Technology Sector Index
$140
$120
$100
$80
$60
$40
$20
$0
03/24/21
06/30/21
09/30/21
12/31/21
ACV Auctions
NASDAQ Composite Index
NASDAQ-100 Technology Sector Index

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of ACV Auctions Inc. under the Securities Act or the Exchange Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10- K. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements contained in the following discussion and analysis.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021.

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
•
Data Services. Offer insights into the condition and value of used vehicles for transactions both on and off our marketplace and help dealers, their end consumers, and commercial partners make more informed decisions and transact with confidence and efficiency. We enable dealers to manage their inventory and set pricing more effectively while turning vehicles faster and maximizing profit by leveraging predictive analytics informed by machine learning and market data.
•
Data and Technology. Underpins everything we do, and powers our vehicle inspections, comprehensive vehicle intelligence reports, digital marketplace, inventory management software, and operations automation.

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

We had 560,959 and 391,466 Marketplace Units sold on our marketplace, representing a total Marketplace Gross Merchandise Value, or Marketplace GMV, of $7.9 billion and $3.3 billion, for the year ended December 31, 2021 and 2020, respectively. In the year ended December 31, 2021 and 2020, we generated revenue of $358.4 million and $208.4 million, net loss of $78.2 million and $41.0 million, and adjusted EBITDA of $(44.1) million and $(30.8) million, respectively. We continue to invest in growth to scale our company responsibly and drive towards sustained profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.

Impact of COVID-19 on Our Business

Beginning in March 2020, our business and operations began to experience the effects of the worldwide COVID-19 pandemic. Initially, COVID-19 significantly disrupted the operations of our customers, most of whom are automotive dealers who sell both new and used vehicles to consumers in physical dealership stores. As a result of the COVID-19 pandemic, governments in many of the jurisdictions in which we operate instituted shelter-in-place orders, forcing many physical automotive dealership stores to close in March and April and cutting off consumer foot traffic, which led to a decline in overall vehicle sales to consumers.

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

Into 2021, the supply and demand in our Marketplace continued to be impacted by the semiconductor supply shortage and COVID-related production disruptions. These factors continue to limit the supply of new vehicles and contribute to short term volatility in used vehicle sales, including those on our Marketplace. New car supply has had a significant impact on the supply of wholesale vehicles available within our Marketplace over the period, particularly through the fourth quarter of 2021 as dealer inventories reached historic lows.

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

	Year ended December 31,
	2021	2020
Marketplace Units	560,959	391,466
Marketplace GMV	$7.9 billion	$3.3 billion
Marketplace Buyers	14,064	12,373
Marketplace Sellers	9,025	7,152
Adjusted EBITDA	$(44.1) million	$(30.8) million

Marketplace Units

Marketplace Units is a key indicator of our potential for growth in Marketplace GMV and revenue. It demonstrates the overall engagement of our customers on the ACV platform, the vibrancy of our digital marketplace and our market share of wholesale transactions in the United States. We define Marketplace Units as the number of vehicles transacted on our marketplace within the applicable period. Marketplace Units transacted includes any vehicle that successfully reaches sold status, even if the auction is subsequently unwound, meaning the buyer or seller does not complete the transaction. These instances have been immaterial to date. Marketplace Units exclude vehicles that were inspected by ACV, but not sold on our digital marketplace. Marketplace Units have increased over time as we have expanded our territory coverage, added new Marketplace Buyers and Marketplace Sellers to our platform and increased our share of wholesale transactions from existing customers. Because we only earn auction and ancillary fees in the case of a successful auction, Marketplace Units will remain a critical driver of our revenue growth.

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

Marketplace Buyers

We define Marketplace Buyers as dealers or commercial partners with a unique customer ID that have transacted at least once in the last 12 months as a buyer on our digital marketplace. Marketplace Buyers include independent and franchise dealers buying on our marketplace.

Marketplace Sellers

We define Marketplace Sellers as dealers or commercial partners with a unique customer ID that have transacted at least once in the last 12 months as a seller on our digital marketplace. Marketplace Sellers include independent and franchise dealers selling on our marketplace, as well as commercial partners, consisting of commercial leasing companies, rental car companies, bank or other finance companies, who use our marketplace to sell their inventory.

We monitor the growth in both Marketplace Buyers and Marketplace Sellers as they each promote a more vibrant and healthy marketplace. We believe that our growth in Marketplace Sellers and Marketplace Buyers over time has been driven by the value proposition of our offerings, and our sales and marketing success, including our ability to attract new dealers and commercial partners to our digital marketplace. Based on our current position in the market, we believe that we have significant opportunity to continue to increase the number of Marketplace Buyers and Marketplace Sellers.

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

Grow Our Share of Wholesale Transactions from Existing Customers

Our success depends in part on our ability to grow our share of wholesale transactions from existing customers, increasing their engagement and spend on our platform. We remain in the early stages of penetrating our Marketplace Buyers and Sellers’ total number of wholesale transactions. As we continue to invest in eliminating key risks of uncertainty related to the auction process through our trusted and efficient digital marketplace, we expect that we will capture an increasing share of transactions from our existing buyers and sellers. Our ability to increase share from existing customers will depend on a number of factors, including our customers’ satisfaction with our platform, competition, pricing and overall changes in our customers’ engagement levels.

Add New Marketplace Buyers and Marketplace Sellers

We believe we have a significant opportunity to add new marketplace participants. As we expand our presence within our existing territories, we are able to drive increased liquidity and greater vehicle selection, which in turn improves our ability to attract new Marketplace Buyers and Marketplace Sellers. Additionally, we intend to add more commercial consignors to our digital marketplace and capture a greater share of vehicles in the wholesale market that are sold to dealers by commercial consignors through auctions and private sales.

Our ability to attract new Marketplace Buyers and Marketplace Sellers will depend on a number of factors including: the ability of our sales team to onboard dealers and commercial consignors onto our platform and ensure their satisfaction, the ability of our territory managers to build awareness of our brand, the ability of our vehicle condition inspectors, or VCIs, to cultivate relationships with our customers in their respective territories, and the effectiveness of our marketing efforts.

Grow Awareness for Our Offerings and Brand

Wholesale vehicle online penetration is just beginning, lagging the consumer automotive market, and we expect more dealers and commercial partners to source and manage their inventory online. As the digitization of the wholesale automotive market accelerates, we believe that our digital marketplace is well positioned to capture a disproportionate share of that growth. We plan to use targeted sales and marketing efforts to educate potential Marketplace Buyers and Marketplace Sellers as to the benefits of our offerings and drive adoption of our platform. Our ability to grow awareness of our offerings and brand depend on a number of factors, including:

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

Grow Value-Added and Data Services

We plan to continue to drive customer adoption of our existing value-added and data services and introduce new and complementary products. Our ability to drive higher attachment rates of existing value-added services, such as ACV Transportation and ACV Capital, will help grow our revenue. In 2019 we launched our financing arm, ACV Capital. In 2021 we added MAX Digital's flagship inventory management system to our portfolio of data services offerings. We plan to drive customer adoption of our data services such as our True360 Reports that bring transparency and offer insights into the condition and value of used vehicles as well as our inventory management system which enables dealers to accurately price wholesale and retail inventory while maximizing profit by leveraging predictive analytics informed by machine learning. These data services enable our customers to make more informed inventory management decisions both on and off our digital marketplace. In addition, we will continue to focus on developing new products and services that enhance our platform in areas including new data-powered products. Our ability to drive customer adoption of these products and services is dependent on the pricing of our products, the offerings of our competitors and the effectiveness of our marketing efforts.

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

Used Car Demand

Our success depends in part on sufficient demand for used vehicles. Our recent growth over the last several years has coincided with a rising consumer demand for used vehicles. More recently, since early 2020, the demand for vehicles has outpaced supply as automotive manufacturers respond to the semiconductor supply shortage that continues to limit the supply of new automotive vehicles and contribute to short term volatility in used vehicle sales, including those on our Marketplace. We have seen new car supply have a significant impact on the supply of wholesale vehicles available within our Marketplace over this period, particularly through the fourth quarter of 2021 as dealer inventories have reached historic lows.

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

We also generate data services revenue through our True360 reports and MAX Digital inventory management software subscriptions and offer short-term inventory financing to eligible customers purchasing vehicles through the marketplace.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data for the periods presented:

	Year ended December 31,
	2021	2020
	(in thousands)
Revenue:
Marketplace and service revenue	$308,350	$173,120
Customer assurance revenue	50,085	35,237
Total revenue	358,435	208,357
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	159,405	83,553
Customer assurance cost of revenue (excluding depreciation & amortization)	45,348	29,496
Operations and technology (1)	101,056	64,998
Selling, general, and administrative (1) (3)	121,167	64,882
Depreciation and amortization (2)	8,264	6,075
Total operating expenses	435,240	249,004
Income (loss) from operations	(76,805)	(40,647)
Other income (expense):
Interest income	129	748
Interest expense	(782)	(633)
Total other income (expense)	(653)	115
Income (loss) before income taxes	(77,458)	(40,532)
Provision for income taxes	724	489
Net income (loss)	$(78,182)	$(41,021)

(1) Includes stock-based compensation expense as follows:	Year ended December 31,
	2021	2020
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$329	$56
Operations and technology	3,486	864
Selling, general, and administrative	19,405	4,784
Stock-Based Compensation Expense	$23,220	$5,704

(2) Includes acquired intangible asset amortization as follows:	Year ended December 31,
0	2021	2020
	(in thousands)
Depreciation and amortization	$4,012	$2,962
Acquired Intangible Asset Amortization	$4,012	$2,962

(3) Includes contingent losses (gains) as follows:	Year ended December 31,
0	2021	2020
	(in thousands)
Selling, general, and administrative	$-	$(3,063)
Contingent losses (gains)	$-	$(3,063)

The following table sets forth our Consolidated Statements of Comprehensive Loss for the periods presented:

	Year ended December 31,
	2021	2020
	(in thousands)
Net loss	$(78,182)	$(41,021)
Other comprehensive loss:
Net unrealized gains (losses) on available-for-sale securities	(4)	-
Foreign currency translation gain (loss)	21	(56)
Comprehensive loss	$(78,165)	$(41,077)

The following table sets forth our Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Year ended December 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$308,350	86%	$173,120	83%
Customer assurance revenue	50,085	14%	35,237	17%
Total revenue	358,435	100%	208,357	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	159,405	44%	83,553	40%
Customer assurance cost of revenue (excluding depreciation & amortization)	45,348	13%	29,496	14%
Operations and technology	101,056	28%	64,998	31%
Selling, general, and administrative	121,167	34%	64,882	31%
Depreciation and amortization	8,264	2%	6,075	3%
Total operating expenses	435,240	121%	249,004	120%
Income (loss) from operations	(76,805)	(21)%	(40,647)	(20)%
Other Income:
Interest income	129	0%	748	0%
Interest expense	(782)	(0)%	(633)	(0)%
Total other income (expense)	(653)	(0)%	115	0%
Income (loss) before income taxes	(77,458)	(22)%	(40,532)	(19)%
Provision for income taxes	724	0%	489	0%
Net income (loss)	$(78,182)	(22)%	$(41,021)	(20)%

Comparison of the Years Ended December 31, 2021 and December 31, 2020

Revenue

Marketplace and Service Revenue

	Year ended December 31,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service revenue	$308,350	$173,120	$135,230	78%

Marketplace and service revenue was $308.4 million for the year ended December 31, 2021, compared to $173.1 million for the year ended December 31, 2020. The increase of $135.3 million, or 78%, was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers, data and other service revenue. Revenue increases in the current year were primarily volume-driven and correlate to per unit GMV, which rose due to the increase in demand for used vehicles on a national level, leading to higher buyer revenue per unit. Additionally, we raised the buyer fees charged on our marketplace effective in December 2021 that further contributed to the increase in revenue year-over-year, and specifically within the fourth quarter. For the year ended December 31, 2021, auction marketplace revenue increased to $164.3 million from $99.2 million in the year ended December 31, 2020, and transportation, data and other services revenue increased to $144.1 million from $73.9 million.

Customer Assurance Revenue

	Year ended December 31,		$ Change	% Change
	2021	2020
	(in thousands)
Customer assurance revenue	$50,085	$35,237	$14,848	42%

Customer assurance revenue was $50.1 million for the year ended December 31, 2021, compared to $35.2 million for the year ended December 31, 2020. The increase of $14.8 million, or 42%, primarily consisted of an increase in revenue generated from Go Green assurance offerings sold to the seller in marketplace transactions. For the year ended December 31, 2021, Go Green assurance revenue increased to $45.4 million from $32.5 million in the year ended December 31, 2020. Revenue increases were primarily volume-driven as a result of the expansion of our marketplace platform across the United States and a deeper penetration of markets where we do business, and were partially offset by a decline in the fair value of the Go Green assurance offering.

Operating Expenses

Marketplace and Service Cost of Revenue

	Year ended December 31,		$ Change	% Change
	2021	2020
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$159,405	$83,553	$75,852	91%
Percentage of revenue	44%	40%

Marketplace and service cost of revenue was $159.4 million for the year ended December 31, 2021, compared to $83.6 million for the year ended December 31, 2020. The increase of $75.9 million, or 91%, primarily consisted of an increase in the cost of generating auction marketplace revenue and an increase attributed to the cost of generating transportation, data and other services revenue, which were primarily due to increased sales unit volume. For the year ended December 31, 2021, total cost attributed to generating auction marketplace revenue increased to $21.0 million from $11.2 million in the year ended December 31, 2020 and the total cost of generating transportation, data and other services increased to $138.4 million from $72.4 million in year ended December 31, 2020. Direct and allocated personnel and related costs included in auction marketplace increased to $8.5 million for year ended December 31, 2021 from $4.3 million in the year ended December 31, 2020. Non-personnel related costs included in auction marketplace increased to $12.5 million from $6.9 million in the year ended December 31, 2020. Non-personnel related costs included in transportation, data and other services increased to $125.7 million from $62.5 million in the year ended December 31, 2020. The 4% increase in Marketplace and service cost of revenue as a percentage of revenue was primarily driven by a higher adoption of our transportation, data, and other services, which carries higher cost of revenue as a percentage of revenue relative to auction marketplace services.

Customer Assurance Cost of Revenue

	Year ended December 31,		$ Change	% Change
	2021	2020
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$45,348	$29,496	$15,852	54%
Percentage of revenue	13%	14%

Customer assurance cost of revenue was $45.3 million for the year ended December 31, 2021, compared to $29.5 million for the year ended December 31, 2020. The increase of $15.9 million, or 54%, primarily consisted of costs attributable to our Go Green and other assurance offerings and was primarily driven by increased sales unit volume as compared to prior year, as well as increases in Go Green assurance costs which vary based upon average vehicle value and claims activity. For the year ended December 31, 2021, Go Green assurance cost of revenue increased to $40.4 million from $27.1 million in year ended December 31, 2020, and other assurance cost of revenue increased to $4.9 million from $2.4 million.

Operations and Technology Expenses

	Year ended December 31,		$ Change	% Change
	2021	2020
	(in thousands)
Operations and technology	$101,056	$64,998	$36,058	55%
Percentage of revenue	28%	31%

Operations and technology expenses were $101.1 million for the year ended December 31, 2021, compared to $65.0 million for the year ended December 31, 2020. The increase of $36.1 million, or 55%, primarily consisted of an increase in personnel and related costs and software and technology expenses. For the year ended December 31, 2021, personnel and related costs increased to $85.4 million from $55.2 million as a result of increased headcount, and software and technology expenses increased to $11.1 million from $6.3 million in the year ended December 31, 2020 as a result of continued investment in our technology and infrastructure.

Selling, General, and Administrative Expenses

	Year ended December 31,		$ Change	% Change
	2021	2020
	(in thousands)
Selling, general, and administrative	$121,167	$64,882	$56,285	87%
Percentage of revenue	34%	31%

Selling, general, and administrative expenses were $121.2 million for the year ended December 31, 2021, compared to $64.9 million for the year ended December 31, 2020. The increase of $56.3 million, or 87%, primarily consisted of increases in personnel and related costs. For the year ended December 31, 2021, personnel related costs increased to $102.7 million from $56.4 million in the year ended December 31, 2020 as a result of increased headcount, and software and technology expenses increased to $2.8 million from $1.4 million. For the year ended December 31, 2021, other expenses increased to $13.7 million from $5.5 million in the year ended December 31, 2020 from increased advertising and increased insurance expenses related to being a public company.

Depreciation and Amortization

	Year ended December 31,		$ Change	% Change
	2021	2020
	(in thousands)
Depreciation and amortization	$8,264	$6,075	$2,189	36%
Percentage of revenue	2%	3%

Depreciation and amortization costs were $8.3 million for the year ended December 31, 2021, compared to $6.1 million for the year ended December 31, 2020. For the year ended December 31, 2021, depreciation increased to $2.3 million from $1.7 million in the year ended December 31, 2020, and amortization of acquired intangible assets increased to $2.0 million from $1.4 million. The remaining year-over-year increase was attributable to amortization of internal-use software costs.

Interest Income

	Year ended December 31,		$ Change	% Change
	2021	2020
	(in thousands)
Interest income	$129	$748	$(619)	(83)%
Percentage of revenue	0%	0%

Interest income decreased to $0.1 million for the year ended December 31, 2021 compared to $0.7 million for the year ended December 31, 2020.

Interest Expense

	Year ended December 31,		$ Change	% Change
	2021	2020
	(in thousands)
Interest expense	$(782)	$(633)	$(149)	24%
Percentage of revenue	(0)%	(0)%

Interest expense on the revolving lines of credit was $0.8 million for the year ended December 31, 2021, compared to $0.6 million for the year ended December 31, 2020.

Provision for Income Taxes

	Year ended December 31,		$ Change	% Change
	2021	2020
	(in thousands)
Provision for income taxes	$724	$489	$235	48%
Percentage of revenue	0%	0%

The provision for income taxes was $0.7 million for the year ended December 31, 2021 and $0.5 million for year ended December 31, 2020.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2021	2020
Adjusted EBITDA Reconciliation
Net income (loss)	$(78,182)	$(41,021)
Depreciation and amortization	8,753	7,244
Stock-based compensation	23,692	5,705
Interest (income) expense	653	(115)
Provision for income taxes	724	489
Other (income) expense, net	223	(3,054)
Adjusted EBITDA	$(44,137)	$(30,752)

Liquidity and Capital Resources

We have financed operations since our inception primarily through our marketplace revenue, borrowings under our debt facilities and the net proceeds we have received from sales of equity securities as further detailed below. In March 2021, we completed our IPO which resulted in aggregate net proceeds of $388.9 million, after deducting underwriting discounts and commissions.

As of December 31, 2021, our principal sources of liquidity were cash and cash equivalents totaling $566.0 million, and investments in marketable securities totaling $13.8 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

As of December 31, 2021, our principal commitments primarily consist of long-term debt and leases for office space. We have $1.4 million of lease obligations due within a year, and an additional $2.1 million of lease obligations due at various dates through 2027. Refer to Note 10 of our consolidated financial statements for more information.

In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of

December 31, 2021 as well goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our Consolidated Balance Sheets and Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.

Although the COVID-19 pandemic has not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments in 2022. We have considered the impacts of the COVID-19 pandemic on our liquidity and capital resources to date, and we do not currently expect it to impact our ability to meet future liquidity needs or affect our ability to comply with debt covenants. We believe we are well-positioned to manage our business and have the ability and sufficient capacity to meet our cash requirements using available cash and equivalents, investments in marketable securities, and borrowing under our revolving credit facilities.

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

We were in compliance with all such applicable covenants as of December 31, 2021, and believe we are in compliance as of the date of this Annual Report on Form 10-K. As of December 31, 2021, we had $0.5 million drawn under the 2019 Revolver, and there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.1 million. There were no other amounts outstanding under the 2021 Revolver.

Cash Flows from Operating, Investing, and Financing Activities

The following table shows a summary of our cash flows for the periods presented:

	Year ended December 31,
	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$85,290	$10,368
Net cash provided by (used in) investing activities	(129,266)	(19,673)
Net cash provided by (used in) financing activities	376,245	60,755
Net increase in cash and equivalents	$332,269	$51,450

Operating Activities

Our largest source of operating cash is cash collection from fees earned on our marketplace services. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses.

In the year ended December 31, 2021, net cash provided by operating activities of $85.3 million was primarily related to our net loss of $78.2 million, adjusted for net cash inflows of $125.9 million due to changes in our operating assets and liabilities, and for non-cash charges of $37.6 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, and provision for bad debt. The change in operating assets and liabilities were the result of a $120.2 million increase in accounts receivable and $2.7 million increase in other operating assets, which were offset by a $242.9 million increase in accounts payable and a $5.8 million increase in other current and non-current liabilities.

In the year ended December 31, 2020, net cash provided by operating activities of $10.4 million was primarily related to our net loss of $41.0 million, adjusted for net cash inflows $35.4 million due to changes in our operating assets and liabilities, and for non-cash charges of $16.0 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment, and provision for bad debt, partially offset by contingent gains. The change in operating assets and liabilities were the result of a $29.2 million increase in accounts receivable and $6.4 million increase in other operating assets, which were offset by a $66.2 million increase in accounts payable and a $4.8 million increase in other current and non-current liabilities.

The increase in net cash provided by operating activities during the year ended December 31, 2021 relative to the year ended December 31, 2020 was primarily driven by an increase in marketplace float of $119.2 million. Marketplace float exists when our receivables from Marketplace Buyers are settled faster than our payables to Marketplace Sellers, thereby bolstering our cash flows from operating activities.

Investing Activities

In the year ended December 31, 2021 and 2020, net cash used in investing activities was $129.3 million and $19.7 million, respectively, primarily related to capital expenditures to purchase property and equipment to support field and site operations, along with capitalized software development costs to support continued technology innovation, increases in finance receivables, and the use of cash for the acquisition of businesses.

The increase in net cash used in investing activities during the year ended December 31, 2021 relative to the year ended December 31, 2020 was primarily driven by an additional $59.0 million investments in acquisition of businesses in 2021, additional $31.7 million increase in finance receivables, and $13.8 million of investments made in marketable securities.

Financing Activities

In the year ended December 31, 2021, net cash provided by financing activities was $376.2 million and was primarily the result of proceeds from issuance of common stock pursuant to the IPO, which were offset by net repayments of long term debt during the period, payments for debt issuance and other financing costs, and the payment of RSU tax withholdings in exchange for shares of common stock surrendered by RSU holders.

In the year ended December 31, 2020, net cash provided by financing activities was $60.8 million and was primarily the result of proceeds from the issuance of Series E-1 preferred stock and net proceeds from long term debt.

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

In the third quarter of 2021, we completed an acquisition of all of the outstanding shares of Max Digital LLC, or Max Digital, for approximately $61.4 million. The total purchase price was paid in cash. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in our results of operations from the acquisition date. In connection with the acquisition, we incurred approximately $1.1 million of transaction costs. The acquisition of Max Digital enabled us to expand our position in the used vehicle industry and enhance our service offerings with dealers and commercial partners.

Also during 2021, we completed other business combinations for total consideration of approximately $6.9 million, net of cash acquired. The transactions were accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in our results of operations from the respective acquisition dates. These acquisitions enabled us to expand our position in the used vehicle industry and enhance our service offerings between dealers and commercial partners.

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

Critical Accounting Estimates

We believe that the following accounting policies involve a high degree of judgement and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Revenue Recognition

We generate revenue from contracts with customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration that we expect to receive in exchange for those services. Determining whether performance obligations should be accounted for separately or combined may require significant judgment. For each performance obligation within a contract, we evaluate whether we act as the principal or as an agent. When we act as the principal, revenue is recognized in the gross amount of the consideration received from the customer recognized at the point in time the services are completed. When we act as the agent, revenue is recognized net of the consideration due to a third party at the point in time when the services are provided.

In contracts with multiple performance obligations, we allocate the transaction price to each distinct performance obligation proportionately based on the estimated stand-alone selling price, or SSP, of each performance obligation. We use an observable price to determine the SSP for each performance obligation. Where observable prices are not available, an expected cost-plus margin approach is used. We then determine how the services are transferred to the customer to determine the timing of revenue recognition.

From time to time we provide promotions and incentives to buyers and sellers in various forms including discounts on fees, credits and rebates. Promotions and incentives which are consideration payable to a customer are recognized as a reduction of revenue when revenue is recognized.

Commissions paid to sales representatives and related payroll taxes are considered costs to obtain a contract. Financial Accounting Standard Board Accounting Standards Codification, or ASC, Topic 340, Other Assets and Deferred Costs, requires costs to obtain a contract with a customer within the scope of Accounting Standards Update No. 606, Revenue from Contracts with Customers, or ASC 606, to be capitalized and amortized over the period of benefit. We have elected the practical expedient available under ASC 340-40-25-4 to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less.

We have utilized the practical expedient available under ASC 606-10-50-14 and do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

General Guarantees

We provide certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees—We offer guarantees to sellers in qualifying situations where we performed a vehicle inspection and prepared the vehicle condition report. The guarantee provides us with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date.

Other Price Guarantees—We provide sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, then we are responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week.

Stock-Based Compensation

We use the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation. The estimated fair value of each common stock option award is calculated on the date of grant using the Black-Scholes option pricing model. Application of the Black-Scholes option pricing model requires significant judgment, and involves the use of subjective assumptions including:

•
Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term of the stock option awards granted, the simplified method was used to determine the expected term for awards issued to employees.
•
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury constant maturity notes with terms approximately equal to the stock-based awards’ expected term.
•
Expected Volatility—Since we are newly public and do not have a trading history of common stock, the expected volatility is derived from the average historical stock volatilities of the common stock of several public companies considered to be comparable to us over a period equivalent to the expected term of the stock-based awards.
•
Dividend Rate—The expected dividend rate is zero as we have not paid and do not anticipate paying any dividends in the foreseeable future.
•
Fair Value of Common Stock—Prior to the IPO, we estimated the fair value of common stock. Our board of directors, with input from management, considered numerous objective and subjective factors to determine the fair value of our common stock at each meeting in which award were approved. Subsequent to the IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company's Class A common stock, which is traded publicly on the Nasdaq Global Select Market.

We measure all stock options and other stock-based awards granted to employees, directors, consultants and other nonemployees based on the fair value on the date of the grant. The options vest based on a graded scale over the stated vesting period, and compensation expense is recognized based on their grant date fair value on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur.

The fair value of restricted stock awards and restricted stock units are determined based on the estimated market price of our common stock on the grant date. The awards and units vest over time and compensation expense is recognized based on their grant fair value ratably over the requisite service period.

We classify stock-based compensation expense in our Consolidated Statements of Operations in the same way the payroll costs or service payments are classified for the related stock-based award recipient.

Internal-Use Software Costs

We capitalize internal-use software costs during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. This software is amortized on a straight-line basis over its estimated useful life, generally three years. We evaluate the useful lives of these assets on an annual basis, or more frequently when warranted.

Goodwill and Intangible Assets

Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives. We evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Goodwill is not amortized, but rather is subject to an impairment test.

We evaluate goodwill for impairment annually as one singular reporting unit on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. Our policy is to first perform a qualitative assessment to determine whether it is more likely or not that the reporting unit’s carrying value is less than its fair value, indicating the potential for goodwill impairment. If the reporting unit fails the qualitative test, then we proceed with a quantitative test. We then determine whether the reporting unit fair value is less than its carrying amount, and if it is, we recognize a goodwill impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill.

Recently Adopted Accounting Pronouncements

For information on recently issued accounting pronouncements, refer to Note 1. Nature of Business and Summary of Significant Accounting Policies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

We had cash and cash equivalents of $566.0 million as of December 31, 2021, which consisted of interest-bearing investments with maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $0.5 million as of December 31, 2021. The interest rate paid on these borrowings is variable, indexed to LIBOR or, with respect to the 2021 Revolver, a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	65
Consolidated Statements of Operations for the Years ended December 31, 2021, 2020, and 2019	66
Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2021, 2020, and 2019	67
Consolidated Balance Sheets as of December 31, 2021 and 2020	68
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years ended December 31, 2021, 2020, and 2019	69
Consolidated Statements of Cash Flows for the Years ended December 31, 2021, 2020, and 2019	70
Notes to Consolidated Financial Statements	71

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ACV Auctions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ACV Auctions Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

New York, NY

February 23, 2022

ACV Auctions Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenue:
Marketplace and service revenue	$308,350	$173,120	$87,750
Customer assurance revenue	50,085	35,237	19,097
Total revenue	358,435	208,357	106,847
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	159,405	83,553	65,962
Customer assurance cost of revenue (excluding depreciation & amortization)	45,348	29,496	16,816
Operations and technology	101,056	64,998	39,626
Selling, general, and administrative	121,167	64,882	62,439
Depreciation and amortization	8,264	6,075	1,286
Total operating expenses	435,240	249,004	186,129
Loss from operations	(76,805)	(40,647)	(79,282)
Other income (expense):
Interest income	129	748	2,093
Interest expense	(782)	(633)	—
Total other income (expense)	(653)	115	2,093
Loss before income taxes	(77,458)	(40,532)	(77,189)
Provision for income taxes	724	489	27
Net loss	$(78,182)	$(41,021)	$(77,216)
Weighted-average shares - basic and diluted	125,332,800	21,596,379	18,370,224
Net loss per share - basic and diluted	$(0.62)	$(1.90)	$(4.20)

ACV Auctions Inc .

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year ended December 31,
	2021	2020	2019
Net loss	$(78,182)	$(41,021)	$(77,216)
Other comprehensive loss:
Net unrealized gains (losses) on available-for-sale securities	(4)	-	-
Foreign currency translation gain (loss)	21	(56)	(1)
Comprehensive loss	$(78,165)	$(41,077)	$(77,217)

ACV Auctions Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current Assets :
Cash and cash equivalents	$565,994	$233,725
Marketable securities	13,765	-
Trade receivables (net of allowance of $3,724 and $2,093)	222,753	104,138
Finance receivables (net of allowance of $636 and $40)	44,278	8,501
Other current assets	10,623	8,041
Total current assets	857,413	354,405
Property and equipment (net of accumulated depreciation of $4,636 and $2,439)	4,916	4,912
Goodwill	78,839	21,820
Acquired intangible assets (net of amortization of $7,070 and $3,059)	18,130	11,491
Internal-use software costs (net of amortization of $3,837 and $1,963)	17,844	7,775
Operating lease right-of-use assets	3,264	2,000
Other assets	2,554	2,147
Total assets	982,960	404,550
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities :
Accounts payable	395,972	151,967
Accrued payroll	11,961	8,109
Accrued other liabilities	9,806	4,375
Deferred revenue	4,317	1,504
Operating lease liabilities	1,306	746
Total current liabilities	423,362	166,701
Long-term operating lease liabilities	2,049	1,323
Long-term debt	500	4,832
Other long-term liabilities	952	5,054
Total liabilities	$426,863	$177,910
Commitments and Contingencies (Note 8)
Convertible Preferred Stock :
Convertible preferred stock; $0.001 par value; 0 and 230,538,501 shares authorized; 0 and 115,269,221 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	-	366,332
Stockholders' Equity (Deficit) :
Preferred stock; $0.001 par value; 20,000,000 and 0 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	-	-
Common stock; $0.001 par value; 0 and 311,100,000 shares authorized; 0 and 22,331,842 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	-	22
Common stock - Class A; $0.001 par value; 2,000,000,000 and 0 shares authorized; 106,420,843 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	106	-
Common stock - Class B; $0.001 par value; 160,000,000 and 0 shares authorized; 49,661,126 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	50	-
Additional paid-in capital	801,142	27,322
Accumulated deficit	(245,161)	(166,979)
Accumulated other comprehensive loss	(40)	(57)
Total stockholders' equity (deficit)	556,097	(139,692)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$982,960	$404,550

ACV Auctions Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Common Class A		Common Class B		Additional		Accumulated Other
									Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss (Income)	Total
Balance, January 1, 2019	95,693,296	$149,594	17,929,302	$18					$7,559	$(48,742)	$—	(41,165)
Issuance of Series D Preferred Stock, net of issuance costs of $142	467,861	2,058
Issuance of Series E Preferred Stock, net of issuance costs of $184	14,466,016	159,816
Net loss										(77,216)		(77,216)
Other comprehensive loss											(1)	(1)
Stock-based compensation									998			998
Exercise of common stock options			711,541	1					272			273
TruePartners USA LLC acquisition			2,437,499	2					10,967			10,969
Balance, December 31 , 2019	110,627,173	$311,468	21,078,342	$21	-	$-	-	$-	$19,796	$(125,958)	$(1)	$(106,142)
Issuance of Series E-1 Preferred Stock, net of issuance costs of $136	4,642,048	54,864										-
Net loss										(41,021)		(41,021)
Other comprehensive loss											(56)	(56)
Stock-based compensation									5,705			5,705
Exercise of common stock options			1,253,500	1					1,821			1,822
Balance, December 31, 2020	115,269,221	$366,332	22,331,842	$22	-	$-	-	$-	$27,322	$(166,979)	$(57)	$(139,692)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs					16,550,000	17			385,051			385,068
Conversion of redeemable convertible preferred stock to Class B common stock in connection with initial public offering	(115,269,221)	(366,332)					115,269,221	115	366,217			366,332
Sale of Class B common stock to underwriters					2,482,500	2	(2,482,500)	(2)				-
Reclassification of common stock to Class B common stock			(22,707,813)	(23)			22,707,813	23				-
Conversion of Class B common stock to Class A common stock					85,836,123	86	(85,836,123)	(86)				-
Net loss										(78,182)		(78,182)
Other comprehensive income											17	17
Stock-based compensation									23,692			23,692
Exercise of common stock options			375,971	1	1,124,769	1	2,715	-	1,629			1,631
Vested restricted stock units					244,638	-			(2,769)			(2,769)
TruePartners USA LLC acquisition					182,813	-						-
Balance, December 31, 2021	-	-	-	$-	106,420,843	$106	49,661,126	$50	$801,142	$(245,161)	$(40)	$556,097

ACV Auctions Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(78,182)	$(41,021)	$(77,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,753	7,244	1,839
Stock-based compensation expense, net of amounts capitalized	23,220	5,705	998
Provision for bad debt	4,963	5,181	2,800
(Gain) on contingent liabilities	-	(3,063)	-
Other non-cash, net	656	901	424
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(120,155)	(29,226)	(51,952)
Other current assets	(2,047)	(5,702)	(1,701)
Accounts payable	242,856	66,217	46,409
Accrued payroll	3,236	4,095	2,520
Accrued other liabilities	2,468	(891)	2,772
Deferred revenue	1,597	(825)	1,473
Other long-term liabilities	(1,465)	2,418	-
Other assets	(610)	(665)	(826)
Net cash provided by (used in) operating activities	85,290	10,368	(72,460)
Cash Flows from Investing Activities
Net increase in finance receivables	(36,956)	(5,288)	(3,253)
Purchases of property and equipment	(2,569)	(3,503)	(3,373)
Capitalization of software costs	(11,460)	(5,382)	(3,220)
Acquisition of businesses (net of cash acquired)	(64,500)	(5,500)	(14,835)
Purchases of marketable securities	(13,781)	-	-
Net cash provided by (used in) investing activities	(129,266)	(19,673)	(24,681)
Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	385,736	-	-
Proceeds from long term debt	5,250	6,787	-
Payments towards long term debt	(9,582)	(1,980)	-
Proceeds from issuance of Series D preferred stock	-	-	2,200
Proceeds from issuance of Series E preferred stock	-	-	160,000
Proceeds from issuance of Series E1 preferred stock	-	55,000	-
Payments towards promissory note	(2,637)	-	-
Payments for debt issuance and other financing costs	(1,385)	(738)	(776)
Proceeds from exercise of stock options	1,631	1,822	273
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(2,768)	-	-
Other financing activities, net	-	(136)	(171)
Net cash provided by (used in) financing activities	376,245	60,755	161,526
Net increase (decrease) in cash, cash equivalents, and restricted cash	332,269	51,450	64,385
Cash, cash equivalents, and restricted cash, beginning of period	233,725	182,275	117,890
Cash, cash equivalents, and restricted cash, end of period	$565,994	$233,725	$182,275
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest (income) expense	$398	$171	$-
Income taxes	$261	$59	$30
Cash paid included in the measurement of operating lease liabilities	$954	$770	$295
Non-cash investing and financing activities:
Right-of-use assets obtained, including initial adoption	$2,095	$718	$2,146
Contingent consideration	$-	$5,700	$-
Stock-based compensation included in capitalized software development costs	$472	$-	$-
Purchase of property and equipment and internal use software in accounts payable	$587	$133	$348

1.
Nature of Business and Summary of Significant Accounting Policies

Nature of Business – ACV Auctions Inc. (“the Company”) was formed on December 31, 2014. The Company operates in one industry segment, providing a digital wholesale auction marketplace (the “Marketplace”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC. ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off our Marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. All services are provided in the United States and are supported by the Company’s operations which are in both the United States and Canada.

Basis of Consolidation – The consolidated financial statements include the accounts of ACV Auctions Inc. and all of its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Preparation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Management Estimates – The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and these differences may be material. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, allowance for doubtful receivables, contingent consideration, fair value of guarantees, impairment of goodwill, loss estimates related to guarantee claims, fair value of stock-based awards, estimated useful lives and recoverability of long-lived assets, fair value and useful lives of acquired intangible assets, fair value of stock consideration, and accounting for income taxes, including the valuation allowance on deferred tax assets.

Initial Public Offering – On March 26, 2021, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 16,550,000 shares of its Class A common stock at a public offering price of $25.00 per share, which resulted in net proceeds of $388.9 million after deducting underwriting discounts and commissions. On March 26, 2021, the underwriters exercised their option to purchase an additional 2,482,500 shares of Class A common stock at $25.00 per share from selling stockholders identified in the Prospectus. The Company did not receive any of the proceeds from the sale of any shares of Class A common stock by the selling stockholders upon such exercise. Immediately prior to the closing of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock and all shares of the convertible preferred stock then outstanding automatically converted into 115,269,221 shares of Class B common stock.

Prior to the IPO, deferred issuance costs, which consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized in prepaid expenses and other current assets in the Consolidated Balance Sheets. Upon the consummation of the IPO, $3.9 million of net deferred issuance costs were reclassified into stockholders’ equity as an offset against IPO proceeds.

Emerging Growth Company – The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Segment Reporting – Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s Chief Operating Decision Maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM is the Chief Executive Officer (“CEO”). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

Cash and Cash Equivalents – The Company considers all highly liquid instruments originally purchased with a maturity of three months or less to be cash equivalents. Included within Cash and cash equivalents on the Consolidated Balance Sheets are restricted cash balances of $0.7 million at December 31, 2021; the Company did not hold restricted cash at December 31, 2020.

Receivables – Trade receivables include the price of the auctioned vehicle and fees due for services. Trade receivables are recorded net of the allowance for doubtful receivables at net realizable value. Trade receivables are due either upon the close of an auction, or upon the delivery of title from the Seller to the Company, depending on the terms agreed with the customer.

Finance receivables represent amounts borrowed by Buyers selecting to finance the purchase of an auctioned vehicle and related fees and are collateralized by the auctioned vehicle. Finance receivables are recorded net of the allowance for doubtful receivables at net realizable value. Finance receivables are due upon maturity or upon the subsequent sale of the purchased vehicle, whichever comes first. Finance receivables are placed on nonaccrual status when principal or interest becomes delinquent, which is generally 31 days past due unless management determines that the finance receivable status clearly warrants other treatment. Nonaccrual finance receivables are returned to accrual status when all past due principal and interest payments have been paid by the borrower. While on nonaccrual status, interest is not recognized into income.

For trade receivables and finance receivables, management considers factors such as age of the receivable, customer history, existing economic conditions, and overall portfolio credit quality to estimate an allowance for doubtful receivables. Upon management’s determination of uncollectibility, such accounts are written off against the allowance for doubtful receivables.

Other Current Assets – Other current assets include prepaid expenses and other receivables.

Property and Equipment, net – Property and equipment is stated at cost, net of accumulated depreciation. Improvements are generally capitalized. The costs of maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the approximate economic useful lives of the assets.

Depreciation of the cost of improvements to leased properties is made using the straight-line method based on the shorter of the estimated useful life or applicable lease period. The estimated useful lives of our property and equipment are generally as follows:

Computer equipment and devices	2-3 years
Inspection and trade show equipment	2-5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of economic life or lease term

Internal-Use Software Costs, net – The Company capitalizes its internal-use software costs during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. This software is amortized on a straight-line basis over its estimated useful life, generally three years. The Company evaluates the useful lives of these assets on an annual basis, or more frequently when warranted.

Leases – The Company determines if an arrangement is a lease at inception. Operating leases with a term greater than twelve months are included in Operating lease right-of-use (“ROU”) assets, Current operating lease liabilities, and Long-term operating lease liabilities in our Consolidated Balance Sheets. The Company has elected to account for operating leases with a term less than twelve months to be expensed as incurred. Short-term operating lease expenses were not material for the years ended December 31, 2021 and 2020.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company’s operating leases have lease and non-lease components for which the Company has elected to apply the practical expedient and account for each lease component and related non-lease component as one single component. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company is unable to determine the lessor’s implicit rate and uses their incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. An individual lease’s term may include an option to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.

Goodwill & Acquired Intangible Assets, net – Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net tangible and intangible assets acquired. Intangible assets that are not considered to have an indefinite useful life are amortized over their useful lives. The Company evaluates the estimated remaining useful lives of acquired intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Goodwill is not amortized, but rather is subject to an impairment test.

The Company evaluates goodwill for impairment annually as one singular reporting unit on October 1 or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. The Company’s policy is to first perform a qualitative assessment to determine whether it was more likely than not that the reporting unit's carrying value is less than its fair value, indicating the potential for goodwill impairment. If the reporting unit fails the qualitative test, then the Company proceeds with a quantitative test. The Company then determines whether the reporting unit fair value is less than its carrying amount, and if it is, the Company recognizes a goodwill impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The Company did not identify any impairment of its goodwill for the years ended December 31, 2021 and 2020.

Impairment of Long-Lived Assets – The Company periodically reviews long-lived assets, which consist of its property and equipment, internal-use software and other finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the assets down to their estimated fair values. The Company did not identify any impairment losses related to the Company's long-lived assets during the years ended December 31, 2021 and 2020.

Other Assets – Other assets include costs incurred to obtain a revolving debt facility, implementation costs for hosted software arrangements, deferred offering costs, and other long-term assets. Implementation costs of hosted software arrangements are in connection with information technology systems used to support operational processing of transactions, human resource management, and financial processes. Deferred issuance costs consist of direct incremental legal, accounting, consulting and other offerings costs relating to an equity or debt issuance and are capitalized. ACV incurred deferred issuance costs related to the IPO, which were offset against IPO proceeds upon the consummation of the IPO. There were no deferred issuance costs capitalized as of December 31, 2021. As of December 31, 2020, there was $0.8 million of deferred issuance costs recorded.

Commitments and Contingencies – The Company may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. When the Company determines that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to the consolidated financial statements taken as a whole. When a material loss contingency is only reasonably possible, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can reasonably be made. Accruals for contingencies including litigation are included in Accrued other liabilities at undiscounted amounts. These accruals are adjusted periodically as additional information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on our operating results in that period.

Revenue Recognition – The Company generates revenue from contracts with customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration that the Company expects to receive in exchange for those services. Determining whether performance obligations should be accounted for separately or combined may require significant judgment. For each performance obligation within a contract, the Company evaluates whether it acts as the principal or as an agent. When the Company acts as the principal, revenue is recognized in the gross amount of the consideration received from the customer at the point in time the services are completed. When the Company acts as the agent, revenue is recognized net of the consideration due to a third party at the point in time when the services are provided.

In contracts with multiple performance obligations, the Company allocates the transaction price to each distinct performance obligation proportionately based on the estimated stand-alone selling price (“SSP”) of each performance obligation. The Company uses an observable price to determine the SSP for each performance obligation. Where observable prices are not available, an expected cost-plus margin approach is used. The Company then determines how the services are transferred to the customer to determine the timing of revenue recognition.

From time to time we provide promotions and incentives to Buyers and Sellers in various forms including discounts on fees, credits and rebates. Promotions and incentives which are consideration payable to a customer are recognized as a reduction of revenue when revenue is recognized.

Commissions paid to sales representatives and related payroll taxes are considered costs to obtain a contract. ASC 340 requires costs to obtain a contract with a customer within the scope of ASC 606 to be capitalized and amortized over the period of benefit. The Company has elected the practical expedient available under ASC 340-40-25-4 to immediately expense the incremental cost of obtaining a contract when the underlying related asset would have been amortized over one year or less.

The Company has utilized the practical expedient available under ASC 606-10-50-14 and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company has also utilized the practical expedient available under ASC 606-10-32-2A to exclude from revenue all taxes assessed by a governmental authority, including sales, use and excise taxes, that are both imposed on and concurrent with a specific revenue-producing transaction and collected from a customer.

Marketplace and service revenue – Marketplace and service revenue consists principally of revenues earned from facilitating an auction on the Marketplace and arranging for the transportation of vehicles purchased on the Marketplace to the Buyer. In the course of facilitating an auction on the marketplace, the Seller may elect for the Company to perform a wholesale auction inspection of the vehicle. Marketplace and service revenue also consists of data services that offer insights into the condition and value of used vehicles for transactions both on and off our Marketplace, by providing the customer an inspection of the vehicle and an inspection report.

Revenue earned from facilitating a vehicle auction through the Marketplace is recognized at a point in time when the vehicle is sold. The Company acts as an agent when facilitating a vehicle auction through the Marketplace. Accordingly, auction and related fees charged to the Buyer and Seller are reported as revenue on a net basis, excluding the price of the auctioned vehicle in the transaction.

Revenue from transportation services is recognized over time as delivery is completed. In providing its transportation services, the Company leverages its network of third-party transportation carriers and arranges for the transportation of the vehicle to the Buyer. The Company is the principal for transportation services. Transportation fees charged to the Buyer are reported on a gross basis.

Data services revenue is recognized at a point in time when the vehicle inspection and report is completed and delivered to the customer. As described in Note 14, the Company acquired Max Digital LLC ("Max Digital") on July 12, 2021. Through Max Digital, the Company generates data services revenue from software related services. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement, beginning on the date that our services are made available to the customer. Implementation and training revenue is recognized over time as services are transferred to our customers.

Deferred revenue primarily consists of fees received for transportation services related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the performance obligations are satisfied, and the deferred revenue is recognized in the following reporting period.

Timing of revenue recognition may differ from the timing of payment from customers. Accounts receivable represents amounts invoiced, which include the price of the auctioned vehicle and related fees charged to a Buyer, where the Company has the unconditional right to payment.

The Company offers short-term financing to eligible customers purchasing vehicles through the Marketplace. These financing fees are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs, and therefore are not subject to evaluation under ASC 606. Financing fees are recognized ratably over the duration of the financing arrangement.

Customer assurance revenue – Customer assurance revenue represents the implied premium received for certain guarantees. Refer to Note 8 for additional information.

Marketplace and service cost of revenue – Marketplace and service cost of revenue consists of third-party transportation carrier costs, titles shipping costs, customer support, website hosting costs, inspection costs related to data services, and various other costs. These costs include personnel-related costs and related stock-based compensation expenses.

Customer assurance cost of revenue – Customer assurance cost of revenue consists of the costs related to satisfying claims against guarantees. Refer to Note 8 for additional information.

Operations and technology – Operations and technology costs consist of expenses for wholesale auction inspections, personnel costs related to payments and titles processing, transportation processing, product and engineering, and other general operations and technology expenses. These costs include personnel-related costs and related stock-based compensation expenses.

Selling, general and administrative – Selling, general and administrative expense consists of costs resulting from sales, accounting, finance, legal, marketing, human resources, executive, and other administrative activities. These costs include personnel-related costs, related stock-based compensation expenses, and legal and other professional services expenses.

Also included in selling, general and administrative is advertising and marketing costs to promote our services, which are expensed as incurred. Advertising and marketing expenses were $5.0 million, $2.3 million and $3.6 million for the year ended December 31, 2021, 2020 and 2019 respectively.

Depreciation and amortization – Depreciation and amortization expense consists of depreciation of fixed assets, and amortization of acquired intangible assets and internal-use software. Amortization of implementation costs for hosted software arrangements is included within Operations and technology and Selling, general, and administrative, as applicable, consistently with the classification of the related hosted software fees. For the year ended December 31, 2021, 2020 and 2019, amortization of hosted software has been reported in the Consolidated Statements of Operations as follows (in thousands):

	2021	2020	2019
Operations and technology	$416	$1,076	$448
Selling, general, and administrative	67	68	106

Stock-Based Compensation – The Company uses the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. The estimated fair value of each Common Stock option award is calculated on the date of grant using the Black-Scholes option pricing model. Application of the Black-Scholes option pricing model requires significant judgment, and involves the use of subjective assumptions including:

Expected Term — The expected term represents the period that the stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term of the stock option awards granted, the simplified method was used to determine the expected term for awards issued to employees.

Risk-Free Interest Rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury constant maturity notes with terms approximately equal to the stock-based awards’ expected term.

Expected Volatility — Since the Company is newly public and does not have a trading history of common stock, the expected volatility is derived from the average historical volatilities of the common stock of several public companies considered to be comparable to the Company over a period equivalent to the expected term of the stock-based awards.

Dividend Rate — The expected dividend rate is zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.

Fair Value of Common Stock — Prior to the Company's IPO, the Company estimated the fair value of common stock. The Board of Directors, with input from management considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards were approved.

Valuations of the common stock performed by a third-party valuation specialist are in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. Factors taken into consideration in assessing the fair value of the Company’s common stock include, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s convertible preferred stock relative to those of its common stock; (iii) the likelihood and timing of achieving a qualifying event, such as an IPO or sale of the Company given prevailing market conditions; (iv) actual operating and financial results; and (v) precedent transactions involving the Company’s shares.

Subsequent to the IPO, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company's Class A common stock, which is traded publicly on the Nasdaq Global Select Market.

The Company measures all stock options and other stock-based awards granted to employees, directors, consultants and other nonemployees based on the fair value on the date of the grant. The options vest based on a graded scale over the stated vesting period, and compensation expense is recognized based on their grant date fair value on a straight-line basis over the requisite service period. Forfeitures are recognized as they occur.

The fair value of restricted stock awards and units are determined based on the estimated market price of the Company’s Common Stock on the grant date. The awards and units vest over time and compensation expense is recognized based on their grant fair value ratably over the requisite service period.

The Company classifies stock-based compensation expense in its Consolidated Statements of Operations in the same way the payroll costs or service payments are classified for the related stock-based award recipient.

Income Taxes – The Company accounts for income taxes in accordance with ASC 740, Income Taxes. This standard requires, among other things, recognition of deferred tax assets and liabilities for future tax consequences, measured by enacted rates attributable to temporary differences between financial statement and income tax bases of assets and liabilities, and net operating loss and tax credit carryforwards to the extent that realization of such benefits is more likely than not.

The Company’s management evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the tax position. Management has analyzed the Company’s tax positions and has concluded that as of December 31, 2021, there are no uncertain positions taken or expected to be taken that would require recognition or disclosure in the consolidated financial statements. Under the Company’s policy, interest and penalties would be expensed as incurred and reported within the Other income section of the Consolidated Statements of Operations.

Foreign Currency - The functional currency of the Company’s Canadian subsidiary is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, and for revenue and expense activity using the applicable month’s average exchange rates. Foreign currency translation gains and losses are included as a component of the Consolidated Statements of Comprehensive Loss. Foreign currency transaction gains and losses are reported within the Other income section of the Consolidated Statements of Operations.

Net Loss Per Share Attributable to Common Stockholders - Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period.

Diluted net loss per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for the purchase of the Company's common stock, stock option awards and restricted stock awards and units. Due to the Company’s loss from continuing operations, net of income taxes: (i) convertible preferred stock, (ii) unvested restricted stock, and (iii) stock options not subject to performance conditions, were not included in the computation of diluted net loss per share attributable to common stockholders, as the effects would be anti-dilutive. Accordingly, basic and diluted net loss per share attributable to common stockholders are equal for the years presented.

Fair Value Measurements and Financial Instruments - Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, short term debt securities, trade and finance accounts receivable and accounts payable whose carrying values approximate fair value due to the short-term nature of those instruments.

The following table provides a description of accounting standards that were adopted by the Company as well as standards that are not yet adopted that could have an impact to the consolidated financial statements upon adoption.

Accounting Standard Update	Description	Required date of adoption	Effect on consolidated financial statements
Accounting Standards Adopted
Simplifying the Accounting for Income Taxes (ASU 2019-12)	The guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740.	January 1, 2022 Early adoption permitted	This guidance was early adopted on January 1, 2021 on a prospective basis and did not have a material impact to the consolidated financial statements.
Accounting Standards Not Yet Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, 2020-03)	The guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.	January 1, 2023 Early adoption permitted	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.

The Company reviewed all other recently issued accounting standards and concluded that they were not applicable to the consolidated financial statements.

2.
Concentration of Credit Risk

Financial instruments that potentially subject the company to credit risk primarily consist of cash and cash equivalents and short-term high credit-quality money market funds at financial institutions that management believes are of high credit quality, and marketable investment securities with investment-grade ratings. The Company has not realized any losses on such amounts.

Due to the nature of our business, substantially all revenue is earned and trade and finance receivables are due from dealerships and commercial partners. No individual customer accounted for more than 10% of revenue for the year ended December 31, 2021 and 2020. No individual customer accounted for more than 10% of accounts receivable at December 31, 2021 and 2020.

3.
Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the Consolidated Balance Sheet as of December 31, 2021. The Company did not have any marketable securities as of December 31, 2020.

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial paper	$5,580	$-	$-	$5,580
Corporate bonds	2,129	$-	$(1)	2,128
U.S. treasury securities	6,060	$-	$(3)	6,057
Marketable securities	$13,769	$-	$(4)	$13,765

As of December 31, 2021, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$12,569
Due in one to two years	$1,196
Total	$13,765

The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

The Company does not believe that any unrealized losses are attributable to credit-related factors based on its evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Unrealized gain and losses on marketable securities are presented net of tax.

4.
Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$412,070	$—	$—	$412,070
Short-term securities:
Commercial paper	—	5,580	—	5,580
Corporate bonds	—	2,128	—	2,128
U.S. treasury securities	6,057	—	—	6,057
Total financial assets	$418,127	$7,708	$—	$425,835

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$135,756	$—	$—	$135,756
Total financial assets	$135,756	$—	$—	$135,756

The Company classifies its highly liquid money market funds and U.S treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper and corporate bonds within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

The Company records guarantees accounted for under ASC 460 at fair value when issued. The fair value of guarantees outstanding as of December 31, 2021 and 2020 was $1.2 million and $1.0 million, respectively. The estimated fair value of the guarantees outstanding is determined based on historical guarantee claim costs, adjusted for qualitative factors and a market participant estimated margin. Historical claim costs and qualitative factors are assumptions that are not readily observable in the marketplace, and the related nonrecurring fair value measurement adjustments have been generally classified as Level 3.
5.
Accounts Receivables & Allowance for Doubtful Receivables

The Company maintains an allowance for doubtful receivables that in management’s judgement reflects losses inherent in the portfolio. A provision for doubtful receivables is recorded to adjust the level of the allowance as deemed necessary by management.

Changes in the allowance for doubtful trade receivables for the year ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Beginning balance	$2,093	$1,352	$753
Provision for bad debt	3,769	5,075	2,735
Net write-offs
Write-offs	(5,798)	(6,966)	(2,761)
Recoveries	3,660	2,632	625
Net write-offs	(2,138)	(4,334)	(2,136)
Ending balance	$3,724	$2,093	$1,352

Changes in the allowance for doubtful finance receivables for the year ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Beginning balance	$40	$65	$-
Provision for bad debt	1,210	107	65
Net write-offs
Write-offs	(651)	(132)	-
Recoveries	37	-	-
Net write-offs	(614)	(132)	-
Ending balance	$636	$40	$65

The recorded investment in finance receivables on nonaccrual status was not material at December 31, 2021 and December 31, 2020. The Company held no finance receivables 90 days or more past due and still accruing.

6.
Property and Equipment, net

Property and equipment, net consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Computer equipment and devices	$4,996	$3,470
Inspection and trade show equipment	3,121	2,446
Furniture and fixtures	813	813
Leasehold improvements	622	622
	9,552	7,351
Less accumulated depreciation	(4,636)	(2,439)
Property and equipment, net	$4,916	$4,912

Depreciation expense for the year ended December 31, 2021, 2020 and 2019 totaled $2.3 million, $1.7 million and $0.8 million respectively.

7.
Internal-Use Software Costs, net

Internal-use software costs, net consisted of the following (in thousands):

		December 31, 2021			December 31, 2020
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Computer Software	3 years	$21,702	$(3,857)	$17,844	$9,737	$(1,963)	$7,775

Amortization expense for the year ended December 31, 2021, 2020 and 2019, totaled $2.0 million, $1.4 million and $0.4 million, respectively.

Estimated amortization expense on existing internal-use software costs for the next three years is as follows (in thousands):

Year ended December 31, 2021
2022	6,835
2023	5,826
2024	5,183
Total	$17,844

8.
Guarantees, Commitments and Contingencies

The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $257.6 million and $95.7 million at December 31, 2021 and 2020, respectively. The carrying amount of the liability presented in Accrued other liabilities was $1.2 million and $1.0 million at December 31, 2021 and 2020, respectively.

The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.0 million and $1.1 million at December 31, 2021 and 2020, respectively.

Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at December 31, 2021 and 2020.

Litigation – The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company's liabilities and contingencies in connection with such proceedings. For those matters for where it is probably that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.

On March 19, 2021, a putative class action was filed against ACV Auctions Inc., et al. in the US District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on our marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. In July 2021, the complaint was amended to add and modify allegations beyond the initial complaint, as well as to add certain individuals as individual defendants, including George Chamoun, the Company's Chief Executive Officer. In January 2022, the court heard arguments on the motion to dismiss that the defendant had previously filed and dismissed the federal claims with leave for the plaintiff to amend their complaint. The Company intends to vigorously defend itself in this case. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome and cannot estimate the potential loss at this time. However, the Company believes that the resolution of this matter will not have a material adverse effect on its consolidated financial position.

9.
Borrowings

2019 Revolver

On December 20, 2019, the Company entered into a revolving credit facility (the "2019 Revolver"). The 2019 Revolver was established to provide debt financing in support of the short-term finance receivable product offered to eligible customers purchasing vehicles through the Marketplace and is fully secured by the underlying finance receivable assets. On June 25, 2021 the Company entered into the First Amendment to Loan and Security Agreement ("The First Amendment"), which modified the interest rate to LIBOR (or a benchmark replacement in accordance with the First Amendment) + 3.75% and extended the maturity date to June 25, 2024. The First Amendment maintains a maximum borrowing principal amount of $50.0 million .

The amount available for borrowing under the 2019 Revolver is based on the size of the finance receivable portfolio. As of December 31, 2021, $49.5 million of the revolving line of credit was unused.

The revolving feature on the facility ends on June 25, 2023. Amounts owed at that time will amortize and be due on or before June 25, 2024, depending on the collection of the outstanding finance receivables securing the facility. The facility carried an interest rate of 4.75% as of December 31, 2021.

2021 Revolver

On August 24, 2021, the Company entered into a revolving credit facility (the "2021 Revolver"). The 2021 Revolver was established to provide general financing to the Company. The 2021 Revolver is secured by substantially all of the Company's assets. The maximum borrowing principal amount of the 2021 Revolver is $160.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver matures on August 24, 2026 and is subject to a commitment fee of 0.25% per annum of the average daily undrawn portion of the revolving credit facility. The applicable interest rate is, at the Company's option, either (a) LIBOR (or a replacement rate established in accordance with the terms of the credit agreement) (subject to a 0.00% LIBOR floor), plus a margin of 2.75% per annum or (b) the Alternative Base Rate plus a margin of 1.75% per annum. The Alternative Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5%, and (c)(i) 1.00% plus (ii) the adjusted LIBOR rate for a one-month interest period.

As of December 31, 2021, there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.1 million, decreasing the availability under the 2021 Revolver by a corresponding amount. There were no other amounts outstanding under the 2021 Revolver.

The Company’s outstanding long-term debt consisted of the following at December 31, 2021 and 2020 (in thousands):

			December 31,	December 31,
	Interest Rate *	Maturity Date *	2021	2020
2019 Revolver	LIBOR + 3.75%	June 25, 2024	$500	$4,832
Total long-term debt			$500	$4,832
* The interest rate and maturity date presented in the table above represent the rate and maturity date in place as of December 31, 2021

As of December 31, 2021 and 2020, the Company had $0.5 million and $4.8 million outstanding of indebtedness, consisting entirely of outstanding borrowings under the 2019 Revolver.

The Company’s ability to borrow under both the 2019 Revolver and 2021 Revolver is subject to ongoing compliance with a combination of financial and non-financial covenants. The 2019 Revolver is also subject to ongoing compliance with non-financial collateral performance metrics. As of December 31, 2021, the Company was in compliance with all of its covenants and collateral performance metrics.

10.
Leases

The Company leases office space under operating leases expiring at various dates through 2027. For the years ended December 31, 2021, 2020 and 2019, the Company incurred operating lease costs of $1.0 million, $0.8 million and $0.4 million, respectively. For operating leases, the weighted-average remaining term is 3.4 years with a weighted-average discount rate of 5%

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

2022	$1,430
2023	1,068
2024	467
2025	224
2026	227
2027	161
Total lease payments	3,578
Less imputed interest	(223)
Total	$3,355

11.
Convertible Preferred Stock and Stockholders' Deficit

Convertible Preferred Stock

In 2020, the Company issued 4,642,048 shares of its Series E-1 convertible preferred stock ("Series E-1") at a price per share of $11.85 for proceeds of approximately $54.9 million, net of issuance costs.

The following table represents our authorized, issued, and outstanding convertible preferred stock (in thousands, except for share data) as of December 31, 2020:

	2020
	Shares Authorized	Shares Issued and Outstanding	Net Proceeds
Series Seed convertible preferred stock	9,615,250	4,807,624	$1,000
Series Seed 2 convertible preferred stock	6,699,600	3,349,799	998
Series A convertible preferred stock	36,231,850	18,115,923	5,000
Series B convertible preferred stock	62,748,330	31,374,164	15,000
Series C convertible preferred stock	36,535,641	18,267,813	34,656
Series D convertible preferred stock	40,491,675	20,245,834	94,998
Series E convertible preferred stock	28,932,045	14,466,016	159,816
Series E-1 convertible preferred stock	9,284,110	4,642,048	54,864
Total	230,538,501	115,269,221	$366,332

Upon closing of the IPO on March 26, 2021, all of the then-outstanding shares of convertible preferred stock automatically converted into 115,269,221 shares of Class B common stock on a one-for-one basis. There were no shares of convertible preferred stock outstanding subsequent to the closing of the IPO.

Class A and Class B Common Stock

On March 11, 2021, the Board of Directors and the stockholders of the Company approved an amended and restated certificate of incorporation that implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and a new class of common stock, Class A common stock, became authorized. The amended and restated certificate of incorporation became effective immediately prior to the closing of the IPO on March 26, 2021. The authorized share capital of Class A common stock of the Company is 2,000,000,000 and the authorized share capital for Class B common stock is 160,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects for all matters except for the voting, conversion, and transfer rights. Holders of the Company's common stock are entitled to receive dividends as may be declared by the Company's board of directors. No cash dividends had been declared or paid during the year ended December 31, 2021 and 2020. The Class B common stock converts to Class A common stock at any time at the option of the holder. During the year ended December 31, 2021, 85,836,123 Class B shares converted to an equal number of Class A common stock.

12.
Revenue

The following table summarizes the primary components of Marketplace and service revenue, this level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	2021	2020	2019
Auction marketplace revenue	$164,215	$99,205	$49,216
Transportation, data, and other services revenue	144,135	73,915	38,534
Marketplace and service revenue	$308,350	$173,120	$87,750

Revenue presented in the table above, including the subsequent cash flows, could be negatively impacted by fluctuations in the supply or demand of used vehicles, especially in the case of an economic downturn in the United States.

13.
Stock-Based Employee Compensation

Effective March 20, 2015, the Company adopted the ACV Auctions Inc. 2015 Long-Term Incentive Plan (the “2015 Plan”). Employees, outside directors, consultants and advisors of the Company were eligible to participate in the Plan. The 2015 Plan allowed for the grant of incentive or nonqualified common stock options to purchase shares of the Company’s common stock and also to issue restricted shares of the common stock. Each common stock option or restricted stock agreement stipulates the terms of the grant, including vesting, contractual life, exercise price, and other provisions. There were 339,129 shares available for future grant under the 2015 Plan at December 31, 2020.

Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan became effective on the date of the underwriting agreement related to the IPO, and no further grants were made under the 2015 Plan. All shares that remained available for issuance under the 2015 Plan at that time were transferred to the 2021 Plan. Employees, outside directors, consultants and advisors of the Company are eligible to participate in the 2021 Plan. The 2021 Plan allows the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other forms of awards.

Common stock options generally vest and become exercisable over a four-year service period with 25% vesting one year from the date of grant or service-inception date and 1/48 vesting monthly over the remaining three-year period. Restricted stock units generally vest and become exercisable over a four-year service period with either (a) 25% vesting one year from the date of grant or service-inception date and 1/16 vesting quarterly over the remaining three-year period, or (b) 1/16 vesting quarterly from the date of grant. There were 12,257,198 shares available for future grants under the 2021 Plan at December 31, 2021.

The following table summarizes the stock option activity for the years ended December 31, 2021, 2020 and 2019 (in thousands, except for share data):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, January 1, 2019	7,706,975	$0.34
Granted	2,595,900	2.08
Exercised	(711,541)	0.36
Forfeited	(1,344,619)	0.88
Expired	(12,690)	0.48
Outstanding, December 31, 2019	8,234,026	$0.80	$30,415	8.06
Granted	3,433,287	5.20
Exercised	(1,253,500)	1.46
Forfeited	(446,905)	2.48
Expired	(33,560)	0.84
Outstanding, December 31, 2020	9,933,348	$2.16	$129,358	7.80
Granted	633,700	8.10
Exercised	(1,503,456)	1.08
Forfeited	(232,819)	4.51
Expired	(44,049)	2.25
Outstanding, December 31, 2021	8,786,724	$2.72	$141,659	7.03
Exercisable, December 31, 2021	5,634,835	$1.44	$98,030	6.25
Expected to Vest, December 31, 2021	3,151,889	$5.01	$43,628	8.42

The following table summarizes the restricted stock unit activity for the years ended December 31, 2021, 2020 and 2019 (in thousands, except for share data):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2019	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding, December 31, 2019	-	$-
Granted	250,000	10.52
Vested	-	-
Forfeited	-	-
Outstanding, December 31, 2020	250,000	$10.52
Granted	3,892,018	21.32
Vested	(381,753)	19.59
Forfeited	(55,059)	21.80
Outstanding, December 31, 2021	3,705,206	$20.76

The following table summarizes the restricted stock award activity for the years ended December 31, 2021, 2020 and 2019 (in thousands, except for share data):

	Number of RSAs	Weighted- Average Grant-Date Fair Value
Outstanding, January 1, 2019	3,527,778	$0.02
Granted	-	-
Vested	(2,777,778)	0.02
Forfeited	-	-
Outstanding, December 31, 2019	750,000	$0.02
Granted	-	-
Vested	(750,000)	0.02
Forfeited	-	-
Outstanding, December 31, 2020	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Outstanding, December 31, 2021	-	$-

The following are the weighted-average assumptions for options issued for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Expected term (in years)	6.05	5.91	5.99
Risk-free interest rate	0.65%	0.66%	2.22%
Expected volatility	52.29%	53.84%	62.08%
Expected dividend yield	0.00%	0.00%	0.00%

The fair value of options vested and the intrinsic value from the exercise of options for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Fair value of options vested	$55,203	$40,746	$10,551
Intrinsic value of options exercised	$26,381	$17,219	$2,940

The weighted-average grant date fair value of options issued during 2021, 2020 and 2019 was $13.63, $5.16 and $1.22, respectively, based on the assumptions outlined above. The Company received approximately $1.6 million, $1.8 million, and $0.3 million in cash from the exercise of options granted under stock-based payment arrangements for the years ended December 31, 2021, 2020 and 2019, respectively.

The grant date fair value of shares vested from restricted stock awards were $0.4 million at December 31, 2020 and 2019.

Total stock-based compensation expense is recognized for restricted stock and common stock options granted to employees and non-employees and has been reported in the Consolidated Statements of Operations as follows (in thousands):

	2021	2020	2019
Marketplace and service cost of revenue (excluding depreciation & amortization)	$329	$56	$11
Operations and technology	3,486	864	172
Selling, general, and administrative	19,405	4,785	815
Stock-based compensation, net of amount capitalized	23,220	5,705	998
Capitalized stock-based compensation	472	-	-
Stock-based compensation expense	$23,692	$5,705	$998

The compensation expense related to the unvested portion of common stock options and restricted stock units was approximately $88.1 million and $19.2 million at December 31, 2021 and 2020, respectively. The unvested portion of compensation expense for common stock options and restricted stock units is expected to be recognized over a weighted-average period of 2.22 and 3.33, respectively.

14.
Employee Benefit Plan

The Company sponsors a 401(k) Profit Sharing Plan covering eligible employees. The Company contributes to this plan on a discretionary basis. No discretionary contributions were made during the years ended December 31, 2021, 2020 and 2019.

15.
Income Taxes

The Company’s management evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the tax position. Management has analyzed the Company’s tax positions, and concluded that, as of December 31, 2021 and 2020, there are no uncertain tax positions taken or expected to be taken that would require recognition or disclosure in the consolidated financial statements. The Company recorded no interest expense or penalties in its Consolidated Statements of Operations during the years ended December 31, 2021, 2020 and 2019. The Company believes it is no longer subject to examination by federal and state taxing authorities for years prior to December 31, 2018.

The components of loss from continuing operations before income taxes for the years ended December 31, 2021, 2020 and 2019 are summarized below (in thousands):

	2021	2020	2019
Pre tax book income (loss):
Domestic	$(80,232)	$(40,663)	$(77,212)
Foreign	2,774	131	23
Total pre tax book income (loss)	$(77,458)	$(40,532)	$(77,189)

The components of income tax expense for the years ended December 31, 2021, 2020 and 2019 are summarized below (in thousands):

	2021	2020	2019
Current expense (benefit):
Federal	$15	$—	$—
Foreign	196	33	6
State	306	76	21
Total current expense (benefit)	517	109	27
Deferred expense (benefit):
Federal	57	165	—
Foreign	—	—	—
State	150	215	—
Total deferred expense (benefit)	207	380	—
Total income tax expense	$724	$489	$27

The Company’s deferred tax assets (liabilities) consisted of the following at December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$59,807	$37,224
Deferred compensation	3,291	771
Lease liability	690	519
Accruals and reserves	4,641	3,806
Total gross deferred tax asset	68,429	42,320
Less valuation allowance	(64,561)	(40,114)
Total net deferred tax asset	3,868	2,206
Deferred tax liabilities:
Excess depreciation and amortization	(2,342)	(1,045)
Right of use asset	(668)	(502)
Indefinite lived intangible	(1,810)	(1,038)
Net deferred tax liability	$(952)	$(379)

The Company measures deferred tax assets and liabilities using enacted tax rates that apply in the year in which the temporary differences are expected to be recovered or paid. A valuation allowance is provided for deferred tax assets (excluding certain deferred tax liabilities related to indefinite lived intangibles) if management believes that it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future realizability is uncertain. The Company recorded a valuation allowance of $64.6 million and $40.1 million at December 31, 2021 and 2020, respectively against its net deferred tax assets due to the uncertainty surrounding the recoverability of such net deferred tax assets, which is an increase of $24.4 million and $10.5 million in the total valuation allowance during 2021 and 2020, respectively.

A reconciliation of income taxes at the federal statutory rate of 21% to actual income taxes for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Income tax benefit at federal statutory rate	$(16,265)	$(8,513)	$(16,210)
State income taxes, net of federal income tax benefit	(3,789)	(1,584)	(4,014)
Foreign rate differential	39	7	1
Permanent differences	(212)	230	381
Stock based compensation	(5,119)	(122)	(133)
Executive compensation disallowance	1,908	—	—
Increase in valuation allowance	24,141	10,471	20,002
Other	21	—	—
Provision for income taxes	$724	$489	$27

For the year ended December 31, 2021, the provision for income taxes includes a non-cash tax charge of approximately $0.3 million relating to changes in the Company's long-term deferred tax liability for indefinite-lived intangibles that are not available to offset certain deferred tax assets in determining changes to the Company's income tax valuation allowance.

At December 31, 2021, the Company had approximately $237.0 million of federal and $188.7 million of state net operating loss carryforwards for income tax purposes. These carryforwards may be used to offset future taxable income, with a portion of the federal carryforwards starting to expire in 2035 and the remainder available indefinitely and an immaterial portion of state carryforwards beginning to expire in 2022 and the remainder expiring in future periods or available indefinitely.

Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

At December 31, 2021, the undistributed earnings of the Company's foreign subsidiary are considered to be indefinitely reinvested and, accordingly, no provision for taxes has been provided thereon.

16.
Acquisitions

Max Digital

On July 12, 2021, the Company completed its acquisition of all of the outstanding shares of Max Digital, for approximately $61.4 million. The total purchase price was paid in cash. Max Digital is a pioneer in automotive data and merchandising products and is best known for its flagship inventory management system platform. Max Digital's software products enable dealers to accurately price wholesale and retail inventory while maximizing profit on each vehicle sold by leveraging predictive analytics informed by machine learning. The acquisition of Max Digital enabled the Company to expand its position in the used vehicle industry and enhance its service offerings with dealers and commercial partners. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date. In connection with the acquisition, the Company incurred approximately $1.1 million of transaction costs recorded in the Selling, general and administrative line of the Consolidated Statements of Operations. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included.

Goodwill of $52.3 million acquired in connection with this acquisition will be deductible for tax purposes and will be amortized on a straight-line basis over 15 years.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Assets Acquired
Cash and cash equivalents	1,458
Trade receivables	1,673
Other current assets	448
Property & equipment	30
Goodwill	52,318
Other intangibles	8,600
Total assets acquired	$64,527
Liabilities Assumed
Accounts payable	1,084
Accrued payroll	616
Accrued other liabilities	252
Deferred Revenue	1,186
Total liabilities assumed	3,138
Net assets acquired	$61,389

Other 2021 Acquisitions

During the year ended December 31, 2021, the Company completed other business combinations for total consideration of approximately $6.9 million, net of cash acquired. In aggregate, $2.1 million was attributed to intangible assets, $4.7 million to goodwill and $0.1 million to other net assets acquired. Of the $4.7 million of goodwill, $3.1 million is deductible for income tax purposes amortized on a straight-line basis over 15 years. The purchase price allocations are subject to adjustments as the valuation are finalized during the measurement period. These acquisitions enabled the Company to expand its position in the used vehicle industry and enhance its service offerings for dealers and commercial partners. As of acquisition dates, the fair value of contingent consideration was determined to be $2.0 million based on acquired company performance.

The transactions were accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date. As the Company has determined that the acquisitions are not material to its existing operations, certain disclosures, including pro forma financial information, have not been included. In connection with the acquisitions, the Company incurred approximately $0.5 million of transaction costs recorded in the Selling, general and administrative line of the Consolidated Statements of Operations.

ASI Services LLC

On April 20, 2020, the Company acquired certain assets from ASI Services LLC (“ASI”) for a total purchase consideration of $11.2 million. The transaction was accounted for as a business combination under the acquisition method. ASI, headquartered in Cincinnati, OH, was a privately held corporation that primarily focused on providing inspection services for off-lease vehicles to financial institutions. The acquisition of ASI enabled the Company to expand its position in the used vehicle industry and enhance its service offerings with dealers and commercial partners.

The acquisition date fair value of the consideration for the above transaction consisted of the following as of April 20, 2020 (in thousands):

Cash consideration	$5,500
Contingent consideration	5,700
Fair value of purchase consideration	$11,200

The following table summarizes the allocation of the aggregate purchase consideration to the fair values of the assets acquired and liabilities assumed as of April 20, 2020 (in thousands):

Assets Acquired
Goodwill	$5,750
Other intangible assets, net	5,450
Operating lease right-of-use assets	718
Total assets acquired	$11,918
Liabilities Assumed
Operating lease liabilities	207
Long-term operating lease liabilities	511
Total liabilities assumed	718
Net assets acquired	$11,200

As of the April 20, 2020 acquisition date, the fair value of the contingent consideration liability was determined to be $5.7 million and was based on the achievement of a revenue target for the year ended December 31, 2020.

The remaining consideration liability was determined to be $2.6 million as of December 31, 2020, which was paid during 2021. The revenue target was not met for the year ended December 31, 2020, resulting in the Company recording a $3.1 million gain recorded in the Selling, general and administrative line of the Consolidated Statements of Operations.

The results of operations of ASI have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included. The Company incurred acquisition-related legal and consulting fees of $0.3 million in 2020, which were recorded in the Selling, general, and administrative expenses line of the Consolidated Statements of Operations. Goodwill of $2.7 million is deductible for income tax purposes and will be amortized on a straight-line basis over 15 years.

TruePartners USA LLC

On December 16, 2019, the Company acquired 100% of the equity of TruePartners USA LLC (“TruePartners”) for a purchase price of $26.5 million. The transaction was accounted for as a business combination under the acquisition method. TruePartners, headquartered in Fort Lauderdale, FL, was a privately held corporation that specializes in performing comprehensive vehicle inspections for dealers and commercial partners. The acquisition of TruePartners enabled the Company to expand its position in the used vehicle industry and enhance its service offerings with dealers and commercial partners.

The acquisition date fair value of the consideration for the above transaction consisted of the following as of December 16, 2019 (in thousands):

Cash consideration	$15,560
Fair value of upfront stock consideration	10,969
Fair value of purchase consideration	$26,529

The following table summarizes the allocation of the aggregate purchase consideration to the fair values of the assets acquired and liabilities assumed as of December 16, 2019 (in thousands):

Assets Acquired
Cash and cash equivalents	$887
Trade receivables	931
Other current assets	8
Property & equipment, net	21
Goodwill	16,070
Other intangible assets, net	9,100
Operating lease right-of-use assets	227
Total assets acquired	$27,244
Liabilities Assumed
Accounts payable	13
Accrued payroll	324
Accrued other liabilities	151
Operating lease liabilities	50
Long-term operating lease liabilities	177
Total liabilities assumed	715
Net assets acquired	$26,529

The Company had a contingent liability related to an earn-out provision based on TruePartners USA LLC achieving certain revenue targets for fiscal year 2020 and 2021. This contingent liability was accounted for as compensation expense and was not included in the calculation of purchase consideration. An agreement was reached to amend the earn-out provision during 2021, and as a result, the Company recorded $3.4 million of stock based compensation expense during that period. The amendment resolved the contingent liability in full.

The results of operations of TruePartners have been included in the Company’s consolidated financial results since the date of acquisition. As the Company has determined that the acquisition is not material to its existing operations, certain disclosures, including pro forma financial information, have not been included. The Company incurred acquisition-related legal and consulting fees of $0.4 million in 2019, which were recorded in the Selling, general, and administrative expenses line of the Consolidated Statements of Operations. The total amount of goodwill of $16.1 million is deductible for income tax purposes and will be amortized on a straight-line basis over 15 years.

17.
Goodwill and Acquired Intangibles

Goodwill consisted of the following (in thousands):

	2021	2020
Beginning balance	21,820	16,070
Increase for acquisition activity	57,019	5,750
Ending balance	$78,839	$21,820

Acquired intangible assets, net consisted of the following (in thousands):

		December 31, 2021			December 31, 2020
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer Relationships	0.5 - 15 years	9,850	(975)	8,875	4,950	(273)	4,677
Developed Technology	1 - 7 years	8,200	(3,128)	5,072	2,950	(1,399)	1,551
Other Acquired Intangibles	0.5 - 5 years	7,150	(2,967)	4,183	6,650	(1,387)	5,263
Total		$25,200	$(7,070)	$18,130	$14,550	$(3,059)	$11,491

At December 31, 2021, customer relationships, developed technology, and other acquired intangibles had weighted-average remaining useful lives of 9.7 years, 4.2 years, and 2.8 years, respectively. Amortization expense relating to acquired intangible assets was $4.0 million, $3.0 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization expense on acquired intangible assets for the next five years is as follows (in thousands):

Year ended December 31,
2022	3,582
2023	3,100
2024	3,043
2025	1,770
2026	1,733
Thereafter	4,902
Total	18,130

18.
Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share computations for our common stock are calculated as follows (in thousands, except share data):

	Year ended December 31,
	2021		2020	2019
	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(28,661)	$(49,262)	$(41,021)	$(77,216)
Denominator:
Weighted-average number of shares of common stock - basic and diluted	46,100,073	79,232,727	21,596,379	18,370,224
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.62)	$(0.62)	$(1.90)	$(4.20)

The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the period presented:

	Year ended December 31,
	2021	2020	2019
Convertible Preferred Stock Series Seed I, Seed II, A, B, C, D, E and E1	-	112,153,209	98,437,210
Unvested RSAs and RSUs	407,779	174,288	729,010
Stock options not subject to performance conditions	7,678,144	7,532,424	3,765,178

19.
Subsequent Events

On February 22, 2022, the Company acquired Monk S.A.S. ("Monk") in exchange for approximately $19.0 million cash. This acquisition enables the Company to expand its position in the used vehicle industry and enhance its service offerings for dealers and commercial partners. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period. We are currently in the process of finalizing the accounting for this transaction and expect to have our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the first quarter of 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, or SEC, within 120 days after the end of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the information set forth in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
List of documents filed as a part of the report:
(1)
Index to Consolidated Financial Statements:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)

Consolidated Statements of Operations for the Years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2021, 2020, and 2019

Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the Years ended December 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements

(2)
Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3)
Index to Exhibits

See exhibits listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40256	3.1	March 26, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40256	3.2	March 26, 2021
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-253617	4.1	March 15, 2021
4.2	Description of Securities.					X
10.1	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 2, 2020.	S-1	333-253617	10.1	February 26, 2021
10.2+	2015 Long-Term Incentive Plan, as amended March 11, 2021, and forms of agreements thereunder.	S-1/A	333-253617	10.2	March 15, 2021
10.3+	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-253617	10.3	March 15, 2021
10.4+	2021 Employee Stock Purchase Plan.	S-1/A	333-253617	10.4	March 15, 2021
10.5+	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-253617	10.5	March 15, 2021
10.6+	Amended and Restated Employment Agreement, dated August 12, 2016, by and between the Registrant and George Chamoun.	S-1	333-253617	10.6	February 26, 2021
10.7	Lease Agreement, dated as of November 30, 2017, by and between the Registrant and 640 Ellicott Street, LLC.	S-1	333-253617	10.7	February 26, 2021
10.8	Lease Agreement, dated as of September 26, 2019, by and between the Registrant and Innovation Center Annex, LLC.	S-1	333-253617	10.8	February 26, 2021
10.9+	Form of Confirmatory Offer of Employment.	S-1/A	333-253617	10.9	March 15, 2021
10.10+	Performance Bonus Plan.	S-1/A	333-253617	10.10	March 15, 2021
10.11+	Non-Employee Director Compensation Policy.	S-1/A	333-253617	10.11	March 15, 2021
10.12+	Severance and Change in Control Plan.	S-1/A	333-253617	10.12	March 15, 2021
10.13	Revolving Credit Agreement dated as of August 24, 2021 among ACV Auctions Inc., The Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	001-40256	10.1	November 10, 2021
21.1	List of Subsidiaries of Registrant					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X

24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_______________________________________

+ Indicates management contract or compensatory plan

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACV Auctions Inc

Date: February 23, 2022	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Chamoun and William Zerella, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ George Chamoun	Chief Executive Officer and Director	February 23, 2022
George Chamoun	(Principal Executive Officer)

/s/ William Zerella	Chief Financial Officer	February 23, 2022
William Zerella	(Principal Financial and Accounting Officer)

/s/ Kirsten Castillo	Director	February 23, 2022
Kirsten Castillo

/s/ Robert P. Goodman	Director	February 23, 2022
Robert P. Goodman

/s/ Brian Hirsch	Director	February 23, 2022
Brian Hirsch

/s/ René F. Jones	Director	February 23, 2022
René F. Jones

/s/ Eileen A. Kamerick	Director	February 23, 2022
Eileen A. Kamerick

/s/ Brian Radecki	Director	February 23, 2022
Brian Radecki