Form 10-Q
period 2022-03-31
ACV Auctions Inc.
filed 2022-05-11
CIK 1637873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, there were 112,868,576 shares of the registrant's Class A common stock, and 44,447,723 shares of Class B common stock, each with a par value of $0.001, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Revenue:
Marketplace and service revenue	$88,347	$58,392
Customer assurance revenue	14,718	10,694
Total revenue	103,065	69,086
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	47,252	29,509
Customer assurance cost of revenue (excluding depreciation & amortization)	13,636	9,386
Operations and technology	32,829	21,591
Selling, general, and administrative	36,052	23,965
Depreciation and amortization	2,385	1,768
Total operating expenses	132,154	86,219
Loss from operations	(29,089)	(17,133)
Other income (expense):
Interest income	44	26
Interest expense	(210)	(210)
Total other income (expense)	(166)	(184)
Loss before income taxes	(29,255)	(17,317)
Provision for income taxes	240	58
Net loss	$(29,495)	$(17,375)
Weighted-average shares - basic and diluted	156,104,971	34,288,035
Net loss per share - basic and diluted	$(0.19)	$(0.51)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Net loss	$(29,495)	$(17,375)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(73)	-
Foreign currency translation (loss) gain	31	50
Comprehensive loss	$(29,537)	$(17,325)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current Assets :
Cash and cash equivalents	$543,249	$565,994
Marketable securities	21,081	13,765
Trade receivables (net of allowance of $3,528 and $3,724)	228,133	222,753
Finance receivables (net of allowance of $704 and $636)	63,291	44,278
Other current assets	16,792	10,623
Total current assets	872,546	857,413
Property and equipment (net of accumulated depreciation of $5,200 and $4,636)	5,579	4,916
Goodwill	97,388	78,839
Acquired intangible assets (net of amortization of $8,299 and $7,070)	16,901	18,130
Internal-use software costs (net of amortization of $4,270 and $3,837)	21,571	17,844
Operating lease right-of-use assets	2,955	3,264
Other assets	2,404	2,554
Total assets	1,019,344	982,960
Liabilities and Stockholders' Equity
Current Liabilities :
Accounts payable	389,232	395,972
Accrued payroll	11,310	11,961
Accrued other liabilities	14,878	9,806
Deferred revenue	5,331	4,317
Operating lease liabilities	1,393	1,306
Total current liabilities	422,144	423,362
Long-term operating lease liabilities	1,702	2,049
Long-term debt	60,500	500
Other long-term liabilities	1,376	952
Total liabilities	$485,722	$426,863
Commitments and Contingencies (Note 5)
Stockholders' Equity :
Preferred Stock; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Common stock - Class A; $0.001 par value; 2,000,000,000 shares authorized; 111,040,170 and 106,420,843 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	111	106
Common Stock - Class B; $0.001 par value; 160,000,000 shares authorized; 46,010,678 and 49,661,126 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	46	50
Additional paid-in capital	808,203	801,142
Accumulated deficit	(274,656)	(245,161)
Accumulated other comprehensive loss	(82)	(40)
Total stockholders' equity	533,622	556,097
Total liabilities and stockholders' equity	$1,019,344	$982,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share data)

	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	106,420,843	$106	49,661,126	$50	$801,142	$(245,161)	$(40)	$556,097
Conversion of Class B common stock to Class A common stock	3,650,448	4	(3,650,448)	(4)				-
Net loss						(29,495)		(29,495)
Other comprehensive income (loss)							(42)	(42)
Stock-based compensation					7,924			7,924
Exercise of common stock options	197,527	-			411			411
Vested restricted stock units	150,475	-			(1,273)			(1,273)
Escrowed shares	620,877	1			(1)			-
Balance as of March 31, 2022	111,040,170	$111	46,010,678	$46	$808,203	$(274,656)	$(82)	$533,622

	Convertible Preferred Stock		Common Stock		Common Stock Class A		Common Stock Class B				Accumulated	Total
									Additional		Other	Stockholders'
				Par		Par		Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2020	115,269,221	$366,332	22,331,842	$22	-	$-	-	$-	$27,322	$(166,979)	$(57)	$(139,692)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs					16,550,000	17			385,001			385,018
Conversion of redeemable convertible preferred stock to Class B common stock in connection with initial public offering	(115,269,221)	$(366,332)					115,269,221	115	366,217			366,332
Sale of Class B common stock to underwriters					2,482,500	2	(2,482,500)	(2)				0
Reclassification of common stock to class B common stock			(22,707,813)	(22)			22,707,813	22				0
Net Loss										(17,375)		(17,375)
Other comprehensive income											50	50
Stock-based compensation									2,867			2,867
Exercise of common stock options			375,971	-			119	-	549			549
Balance as of March 31, 2021	-	$-	-	$-	19,032,500	$19	135,494,653	$135	$781,956	$(184,354)	$(7)	$597,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(29,495)	$(17,375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,515	1,891
Stock-based compensation expense, net of amounts capitalized	7,549	2,867
Provision for bad debt	1,793	777
Other non-cash, net	659	162
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(6,603)	(85,136)
Other current assets	(5,356)	(4,805)
Accounts payable	(7,526)	138,430
Accrued payroll	(1,057)	3,750
Accrued other liabilities	5,042	3,078
Deferred revenue	1,001	2,281
Other long-term liabilities	99	80
Other assets	(77)	(136)
Net cash provided by (used in) operating activities	(31,456)	45,864
Cash Flows from Investing Activities
Net increase in finance receivables	(19,420)	(7,570)
Purchases of property and equipment	(748)	(692)
Capitalization of software costs	(3,942)	(2,296)
Purchases of marketable securities	(7,411)	-
Acquisition of businesses (net of cash acquired)	(18,913)	-
Net cash provided by (used in) investing activities	(50,434)	(10,558)
Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	-	388,359
Proceeds from long term debt	60,000	1,750
Proceeds from exercise of stock options	411	548
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(1,274)	-
Net cash provided by (used in) financing activities	59,137	390,657
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	(22,745)	425,963
Cash, cash equivalents, and restricted cash, beginning of period	565,994	233,725
Cash, cash equivalents, and restricted cash, end of period	$543,249	$659,688
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest (income) expense	$63	$74
Income taxes	$16	$(10)
Cash paid included in the measurement of operating lease liabilities	$299	$219
Non-cash investing and financing activities:
Stock issuance costs in accounts payable	$-	$2,673
Stock-based compensation included in capitalized software development costs	$375	$-
Purchase of property and equipment and internal use software in accounts payable	$1,064	$594

The accompanying notes are an integral part of these condensed consolidated financial statements

ACV Auctions Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business—ACV Auctions Inc. (“the Company” or "ACV") was formed on December 31, 2014. The Company operates in one industry segment, providing a digital wholesale auction marketplace (the “Marketplace”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC. ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. All services are provided in the United States and certain data services are also provided internationally. Services provided are supported by the Company’s operations in the United States, Canada and France.

Basis of Consolidation —The consolidated financial statements include the accounts of ACV Auctions Inc. and all of its controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Preparation—The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company's financial information. The unaudited interim consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 23, 2022 (the "Annual Report"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

2. Marketable Securities

The following is a summary of available-for-sale marketable securities, excluding those securities classified within cash and cash equivalents on the Condensed Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial paper	$6,282	$-	$-	$6,282
Corporate bonds	2,822	$-	$(8)	2,814
U.S. treasury securities	12,054	$-	$(69)	11,985
Marketable securities	$21,158	$-	$(77)	$21,081

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Commercial paper	$5,580	$-	$-	$5,580
Corporate bonds	2,129	$-	$(1)	2,128
U.S. treasury securities	6,060	$-	$(3)	6,057
Marketable securities	$13,769	$-	$(4)	$13,765

As of March 31, 2022, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$20,380
Due in one to two years	$701
Total	$21,081

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

The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at March 31, 2022 and December 31, 2021.

3. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$329,678	$—	$—	$329,678
Short-term securities:
Commercial paper	—	6,282	—	6,282
Corporate bonds	—	2,814	—	2,814
U.S. treasury securities	11,985	—	—	11,985
Total financial assets	$341,663	$9,096	$—	$350,759

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$412,070	$—	$—	$412,070
Short-term securities:
Commercial paper	—	5,580	—	5,580
Corporate bonds	—	2,128	—	2,128
U.S. treasury securities	6,057	—	—	6,057
Total financial assets	$418,127	$7,708	$—	$425,835

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

The Company records guarantees accounted for under ASC 460 at fair value when issued. The fair value of guarantees outstanding as of March 31, 2022 and December 31, 2021 was $2.3 million and $1.2 million, respectively. The estimated fair value of the guarantees outstanding is determined based on historical guarantee claim costs, adjusted for qualitative factors and a market participant estimated margin. Historical claim costs and qualitative factors are assumptions that are not readily observable in the marketplace, and the related nonrecurring fair value measurement adjustments have been generally classified as Level 3.

4. Accounts Receivables & Allowance for Doubtful Receivables

The Company maintains an allowance for doubtful receivables that in management’s judgement reflects losses inherent in the portfolio. Changes in the allowance for doubtful trade receivables for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Beginning balance	$3,724	$2,093
Provision for bad debt	1,386	750
Net write-offs
Write-offs	(2,460)	(1,754)
Recoveries	878	1,502
Net write-offs	(1,582)	(252)
Ending balance	$3,528	$2,591

Changes in the allowance for doubtful finance receivables for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three months ended March 31,
	2022	2021
Beginning balance	$636	$40
Provision for bad debt	407	27
Net write-offs
Write-offs	(369)	(6)
Recoveries	30	-
Net write-offs	(339)	(6)
Ending balance	$704	$61

5. Guarantees, Commitments and Contingencies

The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees—Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $317.5 million and $257.6 million at March 31, 2022 and December 31, 2021, respectively. The carrying amount of the liability presented in Accrued other liabilities was $2.3 million and $1.2 million at March 31, 2022 and December 31, 2021, respectively.

The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.2 million and $1.0 million at March 31, 2022 and December 31, 2021, respectively.

Other Price Guarantees—The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at March 31, 2022 and December 31, 2021.

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

On March 19, 2021, a putative class action was filed against ACV Auctions Inc., et al. in the U.S. District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on the Company's Marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. In January 2022, the Court heard arguments on the motion to dismiss that the defendant had previously filed and dismissed the federal claims with leave for the plaintiff to amend their complaint. The Company intends to vigorously defend itself in this case. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome and cannot estimate the potential loss at this time. However, the Company believes that the resolution of this matter will not have a material adverse effect on its consolidated financial position.

6. Borrowings

2019 Revolver

On December 20, 2019, the Company entered into a revolving credit facility (the "2019 Revolver"). The 2019 Revolver was established to provide debt financing in support of the short-term finance receivable product offered to eligible customers purchasing vehicles through the Marketplace and is fully secured by the underlying financing receivable assets. On June 25, 2021, the Company entered into the First Amendment to Loan and Security Agreement ("the First Amendment"), which modified the interest rate to LIBOR (or a benchmark replacement in accordance with the First Amendment) + 3.75% and extended the maturity date to June 25, 2024. The First Amendment maintains a maximum borrowing principal amount of $50.0 million.

The amount available for borrowing under the 2019 Revolver is based on the size of the finance receivable portfolio. As of March 31, 2022, $49.5 million of the revolving line of credit was unused.

The revolving feature on the facility ends on June 25, 2023. Amounts owed at that time will amortize and be due on or before June 25, 2024, depending on the collection of the outstanding finance receivables securing the facility. The facility carried an interest rate of 4.75% as of March 31, 2022.

2021 Revolver

On August 24, 2021, the Company entered into a revolving credit facility (the "2021 Revolver"). The 2021 Revolver was established to provide general financing to the Company. The 2021 Revolver is secured by substantially all of the Company's assets. The maximum borrowing principal amount of the 2021 Revolver is $160.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver matures on August 24, 2026 and is subject to a commitment fee of 0.25% per annum of the average daily undrawn portion of the revolving credit facility. The applicable interest rate is, at the Company's option, either (a) LIBOR (or a replacement rate established in accordance with the terms of the credit agreement) (subject to a 0.00% LIBOR floor), plus a margin of 2.75% per annum or (b) the Alternative Base Rate plus a margin of 1.75% per annum. The Alternative Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYRFB rate plus 0.5%, and (c)(i) 1.00% plus (ii) the adjusted LIBOR rate for a one-month interest period. The 2021 Revolver carried an interest rate of 5.25% as of March 31, 2022.

As of March 31, 2022, there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.1 million, decreasing the availability under the 2021 Revolver by a corresponding amount.

The Company’s outstanding long-term debt consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

			March 31,	December 31,
	Interest Rate	Maturity Date	2022	2021
2019 Revolver	LIBOR + 3.75%	June 25, 2024	$500	$500
2021 Revolver	5.25%	August 24, 2026	60,000	-
Total long-term debt			$60,500	$500

The Company’s ability to borrow under each of the 2019 Revolver and 2021 Revolver is subject to ongoing compliance with a combination of financial and non-financial covenants. The 2019 Revolver is also subject to ongoing compliance with non-financial collateral performance metrics. As of March 31, 2022, the Company was in compliance with all of its covenants and collateral performance metrics.

7. Convertible Preferred Stock and Stockholders' Equity

Convertible Preferred Stock

Upon closing of the IPO on March 26, 2021, all of the then-outstanding shares of convertible preferred stock automatically converted into 115,269,221 shares of Class B common stock on a one-for-one basis. There were no shares of convertible preferred stock outstanding subsequent to the closing of the

IPO.

Common Stock

On March 11, 2021, the Board of Directors and the stockholders of the Company approved an amended and restated certificate of incorporation that implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and a new class of common stock, Class A common stock, became authorized. The amended and restated certificate of incorporation became effective immediately prior to the closing of the IPO on March 26, 2021. The authorized share capital of Class A common stock of the Company is 2,000,000,000 and the authorized share capital for Class B common stock is 160,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects for all matters except for the voting, conversion, and transfer rights. The Class B common stock converts to Class A common stock at any time at the option of the holder. During the three months ended March 31, 2022, 3,650,448 Class B shares converted to an equal number of shares of Class A common stock.

8. Revenue

The following table summarizes the primary components of revenue, this level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended
	March 31,
	2022	2021
Auction marketplace revenue	$43,960	$34,257
Other marketplace revenue	36,340	19,464
Data services revenue	8,047	4,672
Marketplace and service revenue	$88,347	$58,392

Revenue presented in the table above, including the subsequent cash flows, could be negatively impacted by fluctuations in the supply or demand of used vehicles, especially in the case of an economic downturn in the United States.

9. Stock-Based Employee Compensation

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

Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan became effective on the date of the underwriting agreement related to the IPO, and no further grants were made under the 2015 Plan. Employees, outside directors, consultants and advisors of the Company are eligible to participate in the 2021 Plan. The Plan allows the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other forms of awards. As of March 31, 2022, 19,810,313 shares were available for future grants of the Company's common stock.

Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which became effective on the date of the underwriting agreement related to the IPO. The 2021 ESPP authorizes the issuance of shares of the Company's Class A common stock pursuant to purchase rights granted to employees. A total of 4,360,819 shares of the Company's Class A common stock have been reserved for future issuance under the 2021 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2021 ESPP. The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the Company's Class A common stock on the first or last day of the offering period, whichever is lower. The initial offering period for the ESPP began on February 1, 2022 and will end on May 31, 2022. As of March 31, 2022, no shares have been issued under the 2021 ESPP. As of March 31, 2022, unrecognized compensation expense related to the 2021 ESPP was $0.2 million and is expected to be recognized over the remaining term of the offering period.

The following table summarized the weighted-average assumptions used in estimating the fair value of ESPP for the offering period beginning on February 1, 2022, using the Black-Scholes option-pricing model:

Three months ended
March 31, 2022
Expected term (in years)	0.3
Expected volatility	54.4%
Risk-free interest rate	0.28%
Expected dividend yield	0%

The following table summarizes the stock option activity for the three months ended March 31, 2022 (in thousands, except for share and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2021	8,786,724	$2.72	$141,659	7.03
Granted	-	-
Exercised	(197,527)	2.08
Forfeited	(73,103)	5.11
Expired	(11,969)	4.29
Outstanding, March 31, 2022	8,504,125	$2.71	$102,896	6.77
Exercisable, March 31, 2022	5,966,209	$1.70	$78,203	6.16
Expected to Vest, March 31, 2022	2,537,916	$5.08	$24,693	8.20

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2022 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2021	3,705,206	$20.76
Granted	478,985	15.47
Vested	(219,493)	21.09
Forfeited	(77,161)	20.92
Outstanding, March 31, 2022	3,887,537	$20.09

As of March 31, 2022 there was approximately $86.2 million of compensation expense related to the unvested portion of common stock options and restricted stock units that will be recorded as compensation expense over a weighted-average period of 3.14 years.

During the first quarter of 2022, the Company entered into an escrow agreement (the "Escrow Agreement") for certain compensatory share-based service awards. The Escrow Agreement authorized 620,877 shares of common stock to be issued and held in escrow. Shares will be released and distributed equally on a six-month schedule to the employee award recipients with the final vesting date on February 22, 2025. At March 31, 2022, there was approximately $7.6 million of compensation expense related to the unvested portion of escrow shares that will be recorded over 2.90 years.

10. Income Taxes

The Company had an effective tax rate of approximately (1)% and 0% for the three months ended March 31, 2022 and 2021, respectively. The principal difference between the federal statutory rate and the effective tax rate is related to the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

11. Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share computations for the Company's common stock are calculated as follows for the three months ended March 31, 2022 and 2021 (in thousands, except share data):

	Three months ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(20,421)	$(9,074)	$(857)	$(16,518)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	108,079,131	48,025,840	1,691,777	32,596,258
Net Income per share attributable to common stockholders:
Basic and diluted	$(0.19)	$(0.19)	$(0.51)	$(0.51)

The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended March 31,
	2022	2021
Unvested RSAs, RSUs and other awards	321,991	134,200
Stock options not subject to performance conditions	6,003,177	7,904,933
Shares subject to the employee stock purchase plan	57,726	-

12. Reverse Stock Split

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

13. Acquisitions

2022 Acquisition

On February 22, 2022, the Company completed its acquisition of Monk SAS for total consideration of $19.1 million. The total purchase price was paid in cash. The aggregate purchase price was preliminarily allocated to $19.0 million of goodwill and $0.1 million of other net assets acquired. The purchase price allocations are subject to adjustments as they are finalized over the 12 month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes and will be amortized on a straight-line basis over 15 years. Monk SAS is an AI company delivering state of the art visual processing capabilities for the automotive, insurance and mobility markets. The acquisition of Monk enables the Company to enhance its service offerings and inspection capabilities for dealers and commercial partners.

The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date. In connection with the acquisition, the Company incurred approximately $0.5 million of transaction costs recorded in the Selling, general and administrative line of the Consolidated Statements of Operations.

2021 Acquisitions

During the year ended December 31, 2021, the Company completed other business combinations for total consideration of approximately $66.9 million, net of cash acquired. In aggregate, $10.7 million was attributed to intangible assets, $57.0 million to goodwill and $0.8 million to other net liabilities acquired. Of the $57.0 million of goodwill, $55.5 million is deductible for income tax purposes amortized on a straight-line basis over 15 years. These acquisitions enabled the Company to expand its position in the used vehicle industry and enhance its service offerings for dealers and commercial partners. As of acquisition dates, the fair value of contingent consideration was determined to be $2.0 million on acquired company performance.

The transactions were accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date. In connection with the acquisitions, the Company incurred approximately $1.6 million of transaction costs recorded in the Selling, general and administrative line of the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the year ended December 31, 2021 included in our Annual Report on From 10-K, filed with the Securities and Exchange Commission, or SEC, on February 23, 2022, or the Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

For the three months ended March 31, 2022, 140,125 Marketplace Units were sold on our marketplace, representing a total Marketplace Gross Merchandise Value, or Marketplace GMV, of $2.4 billion, an increase of 9% and 83%, respectively, from the same period in 2021. For the three months ended March 31, 2022, we generated total revenue of $103.1 million, an increase of 49% from the same period in 2021, a net loss of $29.5 million and Adjusted EBITDA of $(18.0) million compared to a net loss of $17.4 million and Adjusted EBITDA of $(12.4) million for the same period in 2021. We continue to invest in growth to scale our company responsibly and drive towards profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.

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

These initial COVID business disruptions were followed by semiconductor supply chain disruptions limiting the supply of new vehicles and increasing the demand of used vehicles. As a result of these competing dynamics, we observed volatility in each quarter of 2020 beyond the seasonal trends typical of our industry.

In 2021 and 2022 to date, the supply and demand in our Marketplace continued to be impacted by the semiconductor supply shortage and COVID-related production disruptions. These factors continue to limit the supply of new vehicles and contribute to short term volatility in used vehicle sales, including those on our Marketplace. New car supply has had a significant impact on the supply of wholesale vehicles available within our Marketplace over this period, as dealer inventories remained at historic lows.

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

Key Operating and Financial Metrics

We regularly monitor a number of operating and financial metrics in order to measure our current performance and estimate our future performance. Our business metrics may be calculated in a manner different than similar business metrics used by other companies. We intend to report Marketplace Buyers, which is defined as dealers or commercial partners with a unique Customer ID that have transacted at least once in the last 12 months as a buyer on our digital marketplace, and Marketplace Sellers, which is defined as dealers or commercial partners with a unique customer ID that have transacted at least once in the last 12 months as a seller on our digital marketplace, on an annual basis.

	Three months ended March 31,
	2022	2021
Marketplace Units	140,125	128,386
Marketplace GMV	$2.4 billion	$1.3 billion
Adjusted EBITDA	$(18.0) million	$(12.4) million

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

Adjusted EBITDA

Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation and amortization, stock-based compensation expense, interest expense (income), other expense (income), net, provision for income taxes, and other one-time, non-recurring items, when applicable. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with generally accepted accounting principles, or GAAP, to provide investors with additional information regarding our financial results. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net loss, please see “—Non-GAAP Financial Measures.”

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

Grow Value-Added and Data Services

We plan to continue to drive customer adoption of our existing value-added and data services and introduce new and complementary products. Our ability to drive higher attachment rates of existing value-added services, such as ACV Transportation and ACV Capital, will help grow our revenue. In 2019, we launched our financing arm, ACV Capital. In 2021, we added MAX Digital's flagship inventory management system to our portfolio of data services offerings. We plan to drive customer adoption of our data services such as our True360 Reports that bring transparency and offer insights into the condition and value of used vehicles as well as our inventory management system which enables dealers to accurately price wholesale and retail inventory while maximizing profit by leveraging predictive analytics informed by machine learning. These data services enable our customers to make more informed inventory management decisions both on and off our digital marketplace. In addition, we will continue to focus on developing new products and services that enhance our platform in areas including new data-powered products. Our ability to drive customer adoption of these products and services is dependent on the pricing of our products, the offerings of our competitors and the effectiveness of our marketing efforts.

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

Used Car Demand

Our success depends in part on sufficient demand for used vehicles. Our recent growth over the last several years has coincided with a rising consumer demand for used vehicles. More recently, since early 2020, the demand for used vehicles has outpaced supply as automotive manufacturers respond to the semiconductor supply shortage that continues to limit the supply of new automotive vehicles and contributes to short term volatility in used vehicle sales, including those on our Marketplace. We continue to see new car supply significantly impact the supply of wholesale vehicles available within our Marketplace as dealers inventories have remained at historic lows.

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

We also generate data services revenue through our True360 reports and MAX Digital inventory management software subscriptions and offer short-term inventory financing to eligible customers purchasing vehicles through the marketplace, which has been immaterial to date.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Three months ended March 31,
	2022	2021
	(in thousands)
Revenue:
Marketplace and service revenue	$88,347	$58,392
Customer assurance revenue	14,718	10,694
Total revenue	103,065	69,086
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	47,252	29,509
Customer assurance cost of revenue (excluding depreciation & amortization)	13,636	9,386
Operations and technology (1)	32,829	21,591
Selling, general, and administrative (1) (3)	36,052	23,965
Depreciation and amortization (2)	2,385	1,768
Total operating expenses	132,154	86,219
Loss from operations	(29,089)	(17,133)
Other income (expense):
Interest income	44	26
Interest expense	(210)	(210)
Total other income (expense)	(166)	(184)
Loss before income taxes	(29,255)	(17,317)
Provision for income taxes	240	58
Net loss	$(29,495)	$(17,375)

(1) Includes stock-based compensation expense as follows:	Three months ended March 31,
	2022	2021
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$134	$65
Operations and technology	1,687	374
Selling, general, and administrative	5,728	2,428
Stock-Based Compensation Expense	$7,549	$2,867

(2) Includes acquired intangible asset amortization as follows:	Three months ended March 31,
	2022	2021
	(in thousands)
Depreciation and amortization	$1,228	$818
Acquired Intangible Asset Amortization	$1,228	$818

(3) Includes contingent losses (gains) as follows:	Three months ended March 31,
	2022	2021
	(in thousands)
Selling, general, and administrative	$200	$0
Contingent losses (gains)	$200	$0

The following table sets forth our consolidated statements of comprehensive loss for the periods presented:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net loss	$(29,495)	$(17,375)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(73)	-
Foreign currency translation (loss) gain	31	50
Comprehensive loss	$(29,537)	$(17,325)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended March 31,
	2022	2021
	% of Revenue	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	86%	85%
Customer assurance revenue	14%	15%
Total revenue	100%	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	46%	43%
Customer assurance cost of revenue (excluding depreciation & amortization)	13%	14%
Operations and technology	32%	31%
Selling, general, and administrative	35%	35%
Depreciation and amortization	2%	3%
Total operating expenses	128%	125%
Loss from operations	(28)%	(25)%
Other income (expense):
Interest income	0%	0%
Interest expense	(0)%	(0)%
Total other income (expense)	(0)%	(0)%
Loss before income taxes	(28)%	(25)%
Provision for income taxes	0%	0%
Net loss	(29)%	(25)%

Comparison of the three months ended March 31, 2022 and 2021

Revenue

Marketplace and Service Revenue

	Three months ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Marketplace and service revenue	$88,347	$58,392	$29,955	51%

Marketplace and service revenue was $88.3 million for the three months ended March 31, 2022, compared to $58.4 million for the three months ended March 31, 2021. The increase of $30.0 million, or 51% was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers, data and other service revenue. Revenue increases in the current quarter were primarily volume-driven and correlate to per unit GMV, which rose due to the increase in demand for used vehicles on a national level, leading to higher buyer revenue per unit. Additionally, we raised the buyer fees charged on our marketplace effective in December 2021 that further contributed to the increase in revenue year-over-year. For the three months ended March 31, 2022 compared to the three months ended March 31, 2021, auction marketplace revenue increased to $44.0 million from $34.3 million, other marketplace revenue increased to $36.3 million from $19.4 million, and data services revenue increased to $8.0 million from $4.7 million.

Customer Assurance Revenue

	Three months ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Customer assurance revenue	$14,718	$10,694	$4,024	38%

Customer assurance revenue was $14.7 million for the three months ended March 31, 2022, compared to $10.7 million for the three months ended March 31, 2021. The increase of $4.0 million, or 38% , primarily consisted of an increase in revenue generated from Go Green assurance offerings sold to the seller in marketplace transactions. For the three months ended March 31, 2022, Go Green assurance revenue increased to $13.6 million from $9.7 million in the three months ended March 31, 2021. Revenue increases were primarily volume-driven as a result of the expansion of our marketplace platform across the United States and a deeper penetration of markets where we do business, and were partially offset by a decline in the fair value of the Go Green assurance offering.

Operating Expenses

Marketplace and Service Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$47,252	$29,509	$17,743	60%
Percentage of revenue	46%	43%

Marketplace and service cost of revenue was $47.3 million for the three months ended March 31, 2022, compared to $29.5 million for the three months ended March 31, 2021. The increase of $17.7 million, or 60%, primarily consisted of an increase in the cost of generating auction marketplace revenue and an increase attributed to the cost of generating other marketplace services revenue, which were primarily due to increased sales volume. For the three months ended March 31, 2022, total cost attributed to generating auction marketplace revenue increased to $6.7 million from $4.2 million in the three months ended March 31, 2021 and the total cost of generating other marketplace services revenue increased to $35.2 million from $19.9 million in three months ended March 31, 2021. Direct and allocated personnel-related costs included in auction marketplace increased to $2.7 million for three months ended March 31, 2022 from $1.9 million in the three months ended March 31, 2021. The amount of personnel-related costs in other marketplace is not material.

Customer Assurance Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$13,636	$9,386	$4,250	45%
Percentage of revenue	13%	14%

Customer assurance cost of revenue was $13.6 million for the three months ended March 31, 2022, compared to $9.4 million for the three months ended March 31, 2021. The increase of $4.3 million, or 45%, primarily consisted of costs attributable to our Go Green and other assurance offerings and was primarily driven by increased sales volume as compared to prior year’s first quarter. For the three months ended March 31, 2022, Go Green assurance cost of revenue increased to $12.5 million from $8.7 million in three months ended March 31, 2021, and other assurance cost of revenue increased to $1.1 million from $0.7 million.

Operations and Technology Expenses

	Three months ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Operations and technology	$32,829	$21,591	$11,238	52%
Percentage of revenue	32%	31%

Operations and technology expenses were $32.8 million for the three months ended March 31, 2022, compared to $21.6 million for the three months ended March 31, 2021. The increase of $11.2 million, or 52%, primarily consisted of an increase in personnel related costs and software and technology expenses. For the three months ended March 31, 2022 compared to March 31, 2021, personnel-related costs increased to $28.6 million from $18.5 million as a result of increased headcount, and software and technology expenses increased to $3.1 million from $2.2 million as a result of continued investment in our technology and infrastructure.

Selling, General, and Administrative Expenses

	Three months ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Selling, general, and administrative	$36,052	$23,965	$12,087	50%
Percentage of revenue	35%	35%

Selling, general, and administrative expenses were $36.1 million for the three months ended March 31, 2022, compared to $24.0 million in for the three months ended March 31, 2021. The increase of $12.1 million, or 50%, primarily consisted of increases in personnel related costs, software and technology, and other expenses. For the three months ended March 31, 2022 compared to March 31, 2021, personnel related costs increased to $28.4 million from $21.2 million as a result of increased headcount, software and technology expenses increased to $0.7 million from $0.4 million, and other expenses increased to $6.5 million from $1.9 million in the three months ended March 31, 2022 compared to March 31, 2021, driven primarily by higher bad debt provisions, insurance expenses, and advertising and marketing costs.

Depreciation and Amortization

	Three months ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Depreciation and amortization	$2,385	$1,768	$617	35%
Percentage of revenue	2%	3%

Depreciation and amortization costs were $2.4 million for the three months ended March 31, 2022, compared to $1.8 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, amortization of acquired intangibles increased to $1.2 million from $0.8 million in the three months ended March 31, 2021, and amortization of internal use software increased to $0.6 million from $0.4 million.

Interest Income

	Three months ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Interest income	$44	$26	$18	69%
Percentage of revenue	0%	0%

Interest income was less than $0.1 million for the three months ended March 31, 2022 and the three months ended March 31, 2021.

Interest Expense

	Three months ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Interest expense	$(210)	$(210)	$0	0%
Percentage of revenue	(0)%	(0)%

Interest expense on revolving lines of credit remained flat at $0.2 million during the three months ended March 31, 2022 and 2021.

Provision for Income Taxes

	Three months ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Provision for income taxes	$240	$58	$182	314%
Percentage of revenue	0%	0%

Provision for income taxes was approximately $0.2 million for the three months ended March 31, 2022 up from approximately $0.1 million for the three months ended March 31, 2021.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2022	2021
Adjusted EBITDA Reconciliation
Net loss	$(29,495)	$(17,375)
Depreciation and amortization	2,516	1,891
Stock-based compensation	7,924	2,867
Interest (income) expense	166	183
Provision for income taxes	240	58
Other (income) expense, net	691	15
Adjusted EBITDA	$(17,958)	$(12,361)

Liquidity and Capital Resources

We have financed operations since our inception primarily through our marketplace revenue and the net proceeds we have received from sales of equity securities as further detailed below. In March 2021, we completed our initial public offering, or IPO, which resulted in aggregate net proceeds of $388.9 million, after deducting underwriting discounts and commissions.

As of March 31, 2022, our principal sources of liquidity were cash and cash equivalents totaling $543.2 million, and investments in marketable securities totaling $21.1 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

As of March 31, 2022, our principal commitments primarily consist of long-term debt and leases for office space. We have $1.5 million of lease obligations due within a year, and an additional $1.8 million of lease obligations due at various dates through 2027. Refer to Note 10 of our consolidated financial statements included in the Annual Report for more information.

In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of March 31, 2022 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.

Although the COVID-19 pandemic has not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments in 2022. We have considered the impacts o the COVID-19 pandemic on our liquidity and capital resources to date, and we do not currently expect it to impact our ability to meet future liquidity needs or affect our ability to comply with debt covenants. We believe we are well-positioned to manage our business and have the ability and sufficient capacity to meet our cash requirements using available cash and equivalents, investments in marketable securities, and borrowings under our revolving credit facilities.

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

We were in compliance with all such applicable covenants as of March 31, 2022, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. As of March 31, 2022, we had $0.5 million drawn under the 2019 Revolver, $60.0 million drawn under the 2021 Revolver, and there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.1 million.

Cash Flows from Operating, Investing, and Financing Activities

The following table shows a summary of our cash flows for the periods presented:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(31,456)	$45,864
Net cash provided by (used in) investing activities	(50,434)	(10,558)
Net cash provided by (used in) financing activities	59,137	390,657
Effect of exchange rate changes	8	-
Net increase in cash and equivalents	$(22,745)	$425,963

Operating Activities

Our largest source of operating cash is cash collection from auction fees earned on our marketplace services. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses. In periods when we have generated negative operating cash flows, we have supplemented, and may continue to supplement, working capital requirements through net proceeds from the sale of equity securities and net proceeds from financing activities.

In the three months ended March 31, 2022, net cash used in operating activities of $31.5 million was primarily related to our net loss of $29.5 million, adjusted for net cash outflow of $14.5 million due to changes in our operating assets and liabilities, and for non-cash charges of $12.5 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and bad debt expense. The change in operating assets and liabilities were the result of a $6.6 million increase in accounts receivable, $5.4 million increase in other operating assets, $7.5 million decrease in accounts payable and $1.1 million decrease in accrued payroll, which were offset by a $6.1 million increase in other current and non-current liabilities.

In the three months ended March 31, 2021, net cash provided by operating activities of $45.9 million was primarily related to our net loss of $17.4 million, adjusted for net cash inflow of $57.5 million due to changes in our operating assets and liabilities, and for non-cash charges of $5.7 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and bad debt expense. The change in operating assets and liabilities were the result of a $85.1 million increase in accounts receivable and a $4.9 million increase in other operating assets, which were offset by a $138.4 million increase in accounts payable and a $9.2 million increase in other current and non-current liabilities.

Investing Activities

In the three months ended March 31, 2022, net cash used in investing activities was $50.4 million and primarily related to increases in financing receivables, our acquisition of Monk SAS, purchases of marketable securities, capital expenditures to purchase property and equipment to support field and site operations, and capitalized software development costs to support continued technology innovation.

In the three months ended March 31, 2021, net cash used in investing activities was $10.6 million and primarily related to increases in financing receivables, capital expenditures to purchase property and equipment to support field and site operations, and capitalized software development costs to support continued technology innovation.

Financing Activities

In the three months ended March 31, 2022, net cash provided by financing activities was $59.1 million and was primarily the result of proceeds from borrowings on the 2021 Revolver.

In the three months ended March 31, 2021, net cash provided by financing activities was $390.7 million and was primarily the result of proceeds from our issuance of Class A common stock pursuant to our IPO.

Acquisitions

In the first quarter of 2022, we completed an acquisition of all of the outstanding shares of Monk SAS for approximately $19.1 million. The total purchase price was paid in cash. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in our results of operations from the acquisition date. In connection with the acquisition, we incurred approximately $0.5 million of transaction costs. The acquisition of Monk SAS enabled us to expand our position in the used vehicle industry and enhance our service offerings with dealers and commercial partners.

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

There have been no material changes to our critical accounting estimates as compared to those disclosed in the Annual Report.

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

Interest Rate Risk

We had cash and cash equivalents of $543.2 million as of March 31, 2022, which consisted of interest-bearing investments with maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $60.5 million as of March 31, 2022. The interest rate paid on these borrowings is variable, indexed to LIBOR or, with respect to the 2021 Revolver, a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On March 19, 2021, a putative class action was filed against ACV Auctions, Inc., et al. in the U.S. District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on our marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. In January 2022, the Court heard arguments on the motion to dismiss that the defendants had previously filed and dismissed the federal claims with leave for the plaintiff to amend their complaint. We intend to vigorously defend ourselves in this case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome and cannot estimate the potential loss at this tome. However, we believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our Class A common stock could decline.

Risks Related to Our Growth and Capital Requirements

Our recent, rapid growth may not be indicative of our future growth.

Our revenue was $103.1 million, $69.1 million, $358.4 million, and $208.4 million for the three months ended March 31, 2022 and 2021 and the years ended December 31, 2021 and 2020, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of additional factors, including our ability to:

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

In addition, as a result of the ongoing COVID-19 pandemic, our operating results in financial periods occurring during the pandemic may not be indicative of our future performance. Beginning in March 2020, our customers’ operations were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our online marketplace. Our operating results were initially negatively impacted by the COVID-19 pandemic at the end of the first quarter and the beginning of the second quarter of 2020. This initial negative disruption began to subside in May 2020 as the demand for used vehicles on a national level began to outpace supply, leading to higher used vehicle valuations and a higher percentage of successful auctions, and as dealers and commercial partners looked to an online marketplace to transact remotely. These market and industry trends combined with the strength of our service offerings drove favorable operating results. You should not rely on our financial performance for any period since the start of the pandemic as an indication of our future performance. Moreover, we cannot predict how the COVID-19 pandemic will continue to develop, particularly in light of variant strains of the virus, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business or the global economy.

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

We have experienced net losses in each annual period since inception. We generated net losses of $29.5 million , $17.4 million, $78.2 million, and $41.0 million for the three months ended March 31, 2022 and 2021 and the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $274.7 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase sufficiently to cover increased costs. In particular, we intend to continue to expend substantial financial and other resources on:

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

Certain of our indebtedness is made at variable interest rates that use LIBOR (or metrics derived from or related to LIBOR) as a benchmark for establishing the interest rate of such indebtedness. In 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, the date upon which the LIBOR administrator will cease publication of U.S. dollar LIBOR was deferred to June 30, 2023 for certain tenors (including overnight rates and one, three, six and 12 month rates), although the LIBOR administrator may discontinue or modify LIBOR prior to that date. In addition, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Accordingly, the continuation of U.S. LIBOR on the current basis cannot be guaranteed after December 31, 2021 and, in the absence of further deferrals, is expected to end on June 30, 2023. While regulators in various jurisdictions have been working to replace LIBOR, it is unclear whether and when new agreed-upon benchmark rates will be established. If banks cease to submit LIBOR rates, or if LIBOR is replaced with an alternate reference rate, we may need to renegotiate our debt arrangements that extend beyond 2021 and/or beyond June 30, 2023 that utilize LIBOR as a factor in determining the interest rate, which may negatively impact the terms of such indebtedness. In addition, the phase out or replacement of LIBOR may cause disruption in, or changes to, financial markets. Such potential disruption or changes in the financial markets could have an adverse effect on our financial position, results of operations, and liquidity.

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
•
macroeconomic conditions, including, for example, conditions created by the COVID-19 pandemic;
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

In addition, through our Go Green assurance, we offer sellers an assurance with regard to our vehicle inspection services with increased protection from the provisions of our arbitration policy. When a seller elects to use our Go Green program, we are obligated to stand behind the quality of our inspection services and related inspection report. In situations where we conclude that a buyer has made a valid arbitration claim with respect to inadequate or omitted disclosures of defects in an inspection report, we must make the remedy directly to the buyer on the seller’s behalf. If we fail to provide accurate inspection reports for a large number of sellers using our Go Green assurance program, the resulting payment obligations to the buyer may adversely affect our business, results of operations and financial condition. Under the Go Green assurance program, we have the opportunity to relist the vehicle if the original transaction is unwound due to errors in the inspection report. However, the second buyer may only be willing to pay a lower price for the vehicle than the first buyer, and we bear the risk of loss for such resale as well, which may adversely affect our results of operations and financial condition.

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

We rely on third-party carriers to transport vehicles sold through our marketplace to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices, driver shortages, and lack of reliability of many independent carriers. Our third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of timeliness and care while handling the vehicles, which may harm our business.

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

In connection with the COVID-19 pandemic, including the outbreak of variants of COVID-19, governments implemented, and may in the future implement, significant measures, including closures, quarantines, travel restrictions, occupancy limits, vaccination mandates and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. In response to the risks posed by the COVID-19 pandemic, we are complying with all state and federal guidelines as they change from time to time. Changes we may make in response to these guidelines may negatively impact productivity and disrupt our business. We may also take further actions that alter our operations as may be required by applicable government authorities or that we determine are in the best interests of our employees.

To the extent that such restrictions are reinstated, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, including variants of COVID-19, there is likely to be an adverse impact on global economic conditions and customer confidence and spending, which could materially and adversely affect our operations as well as our relationships with partners and customers and demand for used cars. Our car dealership customers’ operations were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our online marketplace. While we experienced increases in demand as compared to prior periods following the initial disruption caused by the COVID-19 pandemic, the fluid nature of the pandemic and uncertainties regarding the related economic impact have resulted in sustained market turmoil, which may harm our business, results of operations and financial condition. We cannot predict how the COVID-19 pandemic will continue to develop, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business, and you should not rely on our financial performance for any period since the start of the pandemic as an indication of our future performance.

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

Our business is subject to the risk of natural disasters, adverse weather events and other catastrophic events, and to interruption by man-made problems such as terrorism.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share ("Process") personal information, including proprietary and confidential business information, trade secrets, and intellectual property. There are numerous federal, state, local and international laws regarding privacy and the processing of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, inconsistent between jurisdictions or conflicting with other rules. In addition, upon our expansion into international markets, we and our third-party service providers may be subject to a new range of detailed and complex foreign laws regarding privacy and the processing of personal information and other data, most notably General Data Protection Regulation, or GDPR. We and the third-party service providers may also be required to comply with operating rules and standards imposed by industry organizations such as the National Automated Clearing House Association and the Payment Card Industry Security Standards Council.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act, or CCPA, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides civil penalties for violations, as well as a private right of action for certain data breaches. In addition, it is anticipated that the California Privacy Rights Act, or CPRA, will expand the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency, the California Privacy Protection Agency, to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. Other states are considering enacting or have enacted similar laws. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our information processing practices and policies, incur substantial compliance costs and subject us to increased potential liability. As another example, the Telephone Consumer Protection Act imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. Additionally, we are subject to the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related legal obligations to our customers and other third parties. Any failure or perceived failure by us or third parties we work with to comply with these policies, disclosures, and obligations to customers or other third parties, or industry oversight organizations, or data privacy and security laws may result in, but is not limited to, governmental or regulatory investigations, enforcement actions, regulatory or other fines, orders requiring that we change our practices, criminal compliance orders, claims for damages by affected individuals or litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us. Any of the foregoing could be costly and have an adverse effect on our reputation, business, financial condition, and operating results, including but not limited to: loss of customers; interruptions or stoppages in our business operations; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Our platform allows for the storage and transmission of our customers’ proprietary or confidential information, which may include personal information or other information. We may use third-party service providers and subprocessors to help us deliver services, including payment services, to our customers. These vendors may store or process personal information, payment card information, or other information on our behalf.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2022 and on an annual basis thereafter. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an emerging growth company. To prepare for eventual compliance with Section 404, we will be engaged in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, as of March 31, 2022, holders of our Class B common stock, collectively own shares representing approximately 80% of the voting power of our outstanding capital stock, with our directors, their affiliates, and our executive officers owning the majority of Class B common stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the aggregate outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

In addition, there were 5,966,209 shares of Class B common stock issuable upon the exercise of options. There were also 1,691,107 shares of Class B common stock and 2,196,430 shares of Class A common stock issuable upon the vesting of restricted stock units, or RSUs, outstanding as of March 31, 2022. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise or vesting of outstanding options or RSUs, respectively, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of March 31, 2022, holders of a significant percentage of our capital stock, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

On February 22, 2022, we issued 620,877 shares of Class A common stock in connection with an acquisition, which are held in escrow. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(b) Use of Proceeds

In March 2021, we closed our IPO of 19,032,500 shares of Class A common stock at a price of $25.00 per share, including 2,482,500 shares pursuant to the underwriters' option to purchase additional shares from the selling stockholders named in the final prospectus for our IPO, or the Final Prospectus, filed with the SEC pursuant to Rule 424(b)(4) on March 24, 2021, resulting in gross proceeds to us of $413.8 million. We did not receive any of the proceeds from the sale of shares of Class A common stock by the selling stockholders. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253617), which was declared effective by the SEC on March 23, 2021.

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

ACV Auctions Inc.

Date: May 11, 2022	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: May 11, 2022	By:	/s/ William Zerella
William Zerella
Chief Financial Officer