Form 10-Q
period 2022-06-30
ACV Auctions Inc.
filed 2022-08-10
CIK 1637873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

u

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 115,198,004 shares of the registrant's Class A common stock, and 42,482,431 shares of Class B common stock, each with a par value of $0.001, outstanding.

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
•
the effect of the global economy and COVID-19 or other public health crises on our business
•
our ability to compete effectively with existing competitors and new market entrants;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Marketplace and service revenue	$97,752	$83,934	$186,099	$142,326
Customer assurance revenue	17,320	13,440	32,038	24,134
Total revenue	115,072	97,374	218,137	166,460
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	49,893	42,788	97,145	72,297
Customer assurance cost of revenue (excluding depreciation & amortization)	14,575	11,129	28,211	20,515
Operations and technology	36,720	23,513	69,549	45,104
Selling, general, and administrative	36,144	27,513	72,196	51,478
Depreciation and amortization	2,479	1,761	4,864	3,529
Total operating expenses	139,811	106,704	271,965	192,923
Loss from operations	(24,739)	(9,330)	(53,828)	(26,463)
Other income (expense):
Interest income	638	45	682	71
Interest expense	(238)	(251)	(448)	(461)
Total other income (expense)	400	(206)	234	(390)
Loss before income taxes	(24,339)	(9,536)	(53,594)	(26,853)
Provision for income taxes	176	156	416	214
Net loss	$(24,515)	$(9,692)	$(54,010)	$(27,067)
Weighted-average shares - basic and diluted	156,703,734	154,572,225	156,484,903	94,762,407
Net loss per share - basic and diluted	$(0.16)	$(0.06)	$(0.35)	$(0.29)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss	$(24,515)	$(9,692)	$(54,010)	$(27,067)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(1,037)	-	(1,110)	-
Foreign currency translation (loss) gain	(1,540)	26	(1,509)	76
Comprehensive loss	$(27,092)	$(9,666)	$(56,629)	$(26,991)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current Assets :
Cash and cash equivalents	$303,942	$565,994
Marketable securities	207,978	13,765
Trade receivables (net of allowance of $4,266 and $3,724)	225,856	222,753
Finance receivables (net of allowance of $971 and $636)	77,289	44,278
Other current assets	11,514	10,623
Total current assets	826,579	857,413
Property and equipment (net of accumulated depreciation of $5,793 and $4,636)	5,620	4,916
Goodwill	90,681	78,839
Acquired intangible assets (net of amortization of $9,593 and $7,070)	21,211	18,130
Capitalized software (net of amortization of $5,006 and $3,837)	25,738	17,844
Operating lease right-of-use assets	5,292	3,264
Other assets	2,332	2,554
Total assets	977,453	982,960
Liabilities and Stockholders' Equity
Current Liabilities :
Accounts payable	356,490	395,972
Accrued payroll	12,002	11,961
Accrued other liabilities	10,786	9,806
Deferred revenue	5,067	4,317
Operating lease liabilities	1,515	1,306
Total current liabilities	385,860	423,362
Long-term operating lease liabilities	3,958	2,049
Long-term debt	70,500	500
Other long-term liabilities	1,470	952
Total liabilities	$461,788	$426,863
Commitments and Contingencies (Note 5)
Stockholders' Equity :
Preferred Stock; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common Stock - Class A; $0.001 par value; 2,000,000,000 shares authorized; 114,933,675 and 106,420,843 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	115	106
Common Stock - Class B; $0.001 par value; 160,000,000 shares authorized; 42,613,583 and 49,661,126 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	42	50
Additional paid-in capital	817,338	801,142
Accumulated deficit	(299,171)	(245,161)
Accumulated other comprehensive loss	(2,659)	(40)
Total stockholders' equity	515,665	556,097
Total liabilities and stockholders' equity	$977,453	$982,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2022
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, March 31, 2022	111,040,170	$111	46,010,678	$46	$808,203	$(274,656)	$(82)	$533,622
Conversion of Class B common stock to Class A common stock	3,397,095	4	(3,397,095)	(4)				-
Net loss						(24,515)		(24,515)
Other comprehensive loss							(2,577)	(2,577)
Stock-based compensation					9,119			9,119
Exercise of common stock options	243,895	-			348			348
Vested restricted stock units	124,339	-			(1,262)			(1,262)
Issuance of shares for employee stock purchase plan	128,176	-			930			930
Balance as of June 30, 2022	114,933,675	$115	42,613,583	$42	$817,338	$(299,171)	$(2,659)	$515,665

	Six Months Ended June 30, 2022
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	106,420,843	$106	49,661,126	50	$801,142	$(245,161)	$(40)	$556,097
Conversion of Class B common stock to Class A common stock	7,047,543	8	(7,047,543)	(8)				-
Net loss						(54,010)		(54,010)
Other comprehensive loss							(2,619)	(2,619)
Stock-based compensation					17,043			17,043
Exercise of common stock options	441,422	-			759			759
Vested restricted stock units	274,814	-			(2,535)			(2,535)
Escrowed shares	620,877	1			(1)			-
Issuance of shares for employee stock purchase plan	128,176	-			930			930
Balance as of June 30, 2022	114,933,675	$115	42,613,583	$42	$817,338	$(299,171)	$(2,659)	$515,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended June 30, 2021
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, March 31, 2021	19,032,500	$19	135,494,653	$135	$781,956	$(184,354)	$(7)	$597,749
Other offering costs in connection with initial public offering					26			26
Conversion of Class B common stock to Class A common stock	21,052,207	21	(21,052,207)	(21)				-
Net loss						(9,692)		(9,692)
Other comprehensive income							26	26
Stock-based compensation					3,764			3,764
Exercise of common stock options	140,453	-	2,596	-	129			129
Balance as of June 30, 2021	40,225,160	$40	114,445,042	$114	$785,875	$(194,046)	$19	$592,002

	Six Months Ended June 30, 2021
	Convertible Preferred Stock		Common Stock		Common Stock Class A		Common Stock Class B				Accumulated	Total
									Additional		Other	Stockholders'
				Par		Par		Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2020	115,269,221	$366,332	22,331,842	$22	-	$-	-	$-	$27,322	$(166,979)	$(57)	$(139,692)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs					16,550,000	17			385,027			385,044
Conversion of redeemable convertible preferred stock to Class B common stock in connection with initial public offering	(115,269,221)	$(366,332)					115,269,221	115	366,217			366,332
Sale of Class B common stock to underwriters					2,482,500	2	(2,482,500)	(2)				-
Reclassification of common stock to Class B common stock			(22,707,813)	(22)			22,707,813	22				-
Conversion of Class B common stock to Class A common stock					21,052,207	21	(21,052,207)	(21)				-
Net loss										(27,067)		(27,067)
Other comprehensive income											76	76
Stock-based compensation									6,630			6,630
Exercise of common stock options			375,971	-	140,453	-	2,715	-	679			679
Balance as of June 30, 2021	-	$-	-	$-	40,225,160	$40	114,445,042	$114	$785,875	$(194,046)	$19	$592,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(54,010)	$(27,067)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,101	3,728
Stock-based compensation expense, net of amounts capitalized	16,293	6,630
Provision for bad debt	4,100	1,589
Other non-cash, net	406	469
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(6,154)	(131,479)
Other current assets	(134)	(4,209)
Accounts payable	(39,475)	215,286
Accrued payroll	(317)	4,208
Accrued other liabilities	895	1,532
Deferred revenue	739	2,182
Other long-term liabilities	213	163
Other assets	(209)	(218)
Net cash provided by (used in) operating activities	(72,552)	72,814
Cash Flows from Investing Activities
Net increase in finance receivables	(33,892)	(18,153)
Purchases of property and equipment	(1,809)	(1,664)
Capitalization of software costs	(8,689)	(4,597)
Purchases of marketable securities	(197,312)	-
Maturities and redemptions of marketable securities	2,000	-
Acquisition of businesses (net of cash acquired)	(18,913)	-
Net cash provided by (used in) investing activities	(258,615)	(24,414)
Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	-	385,852
Proceeds from long term debt	130,000	5,250
Payments towards long term debt	(60,000)	(9,582)
Proceeds from exercise of stock options	759	679
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(2,556)	-
Proceeds from employee stock purchase plan	930	-
Net cash provided by (used in) financing activities	69,133	382,199
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(18)	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	(262,052)	430,599
Cash, cash equivalents, and restricted cash, beginning of period	565,994	233,725
Cash, cash equivalents, and restricted cash, end of period	$303,942	$664,324
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest (income) expense	$(201)	$185
Income taxes	$299	$112
Cash paid included in the measurement of operating lease liabilities	$662	$-
Non-cash investing and financing activities:
Stock issuance costs in accounts payable	$-	$140
Stock-based compensation included in capitalized software development costs	$750	$-
Purchase of property and equipment and internal use software in accounts payable	$288	$858
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

Emerging Growth Company—The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, compliance with requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Because the market value of its Class A common stock held by non-affiliates exceeded $700 million as of June 30, 2022, the Company will be deemed a large accelerated filer under the Exchange Act and will lose its status as an “emerging growth company” as of December 31, 2022. The Company will no longer be able to avail itself of the extended transition period for compliance with new or revised accounting standards as of December 31, 2022.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, short term debt securities, trade and finance accounts receivable and accounts payable.

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

2. Financial Instruments

The following is a summary of available-for-sale financial instruments, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash equivalents:
Corporate securities	$2,831	$-	$-	$2,831
U.S. treasury and agency securities	1,001	-	-	1,001
Foreign governments	2,790	-	-	2,790
Total cash equivalents	6,622	-	-	6,622
Marketable securities:
Corporate securities (1)	144,930	15	(870)	144,075
U.S. treasury and agency securities	64,162	-	(259)	63,903
Total marketable securities	$209,092	$15	$(1,129)	$207,978
(1) Comprised primarily of corporate bonds and commercial paper

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate securities	$7,709	$-	$(1)	$7,708
U.S. treasury and agency securities	6,060	-	(3)	6,057
Total marketable securities	$13,769	$-	$(4)	$13,765

As of June 30, 2022, the fair values of available-for-sale financial instruments, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$138,725
Due in one to five years	75,875
Total	$214,600

The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.

The Company does not believe that any unrealized losses are attributable to credit-related factors based on its evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. Unrealized gain and losses on financial instruments are presented net of tax.

The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at June 30, 2022 and December 31, 2021.

3. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$109,797	$—	$—	$109,797
Corporate securities	—	2,831	—	2,831
U.S. treasury and agency securities	1,001	—	—	1,001
Foreign governments	—	2,790	—	2,790
Marketable securities:
Corporate securities	—	144,075	—	144,075
U.S. treasury and agency securities	58,929	4,974	—	63,903
Total financial assets	$169,727	$154,670	$—	$324,397

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$412,070	$—	$—	$412,070
Marketable securities:
Corporate securities	—	7,708	—	7,708
U.S. treasury and agency securities	6,057	—	—	6,057
Total financial assets	$418,127	$7,708	$—	$425,835

The Company classifies its highly liquid money market funds and U.S treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its corporate securities, foreign government securities, and U.S. agency securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

The Company records guarantees accounted for under ASC 460 at fair value when issued. The fair value of guarantees outstanding as of June 30, 2022 and December 31, 2021 was $2.0 million and $1.2 million, respectively. The estimated fair value of the guarantees outstanding is determined based on historical guarantee claim costs, adjusted for qualitative factors and a market participant estimated margin. Historical claim costs and qualitative factors are assumptions that are not readily observable in the marketplace, and the related nonrecurring fair value measurement adjustments have been generally classified as Level 3.

4. Accounts Receivables & Allowance for Doubtful Receivables

The Company maintains an allowance for doubtful receivables that in management’s judgement reflects losses inherent in the portfolio. Changes in the allowance for doubtful trade receivables for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning balance	$3,528	2,591	$3,724	2,093
Provision for bad debt	1,833	693	3,219	1,443
Net write-offs
Write-offs	(3,198)	(1,005)	(5,658)	(2,759)
Recoveries	2,103	879	2,981	2,381
Net write-offs	(1,095)	(126)	(2,677)	(378)
Ending balance	$4,266	$3,158	$4,266	$3,158

Changes in the allowance for doubtful finance receivables for three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Beginning balance	$704	$61	$636	$40
Provision for bad debt	474	119	881	146
Net write-offs
Write-offs	(207)	(84)	(577)	(90)
Recoveries	-	-	30	-
Net write-offs	(207)	(84)	(546)	(90)
Ending balance	$971	$96	$971	$96

5. Guarantees, Commitments and Contingencies

The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees—Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days excluding Sundays after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $273.8 million and $257.6 million at June 30, 2022 and December 31, 2021, respectively. The carrying amount of the liability presented in Accrued other liabilities was $2.0 million and $1.2 million at June 30, 2022 and December 31, 2021, respectively.

The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.1 million and $1.0 million at June 30, 2022 and December 31, 2021, respectively.

Other Price Guarantees—The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at June 30, 2022 and December 31, 2021.

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

On March 19, 2021, a putative class action was filed against ACV Auctions Inc., et al. in the U.S. District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on the Company's Marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. In January 2022, the Court heard arguments on the motion to dismiss that the defendant had previously filed and dismissed the federal claims with leave for the plaintiff to amend their complaint. As of the end of June 2022, the Court is considering the defendants' motion to dismiss the third amended complaint. The Company intends to vigorously defend itself in this case. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome and cannot estimate the potential loss at this time. However, the Company believes that the resolution of this matter will not have a material adverse effect on its consolidated financial position.

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

The amount available for borrowing under the 2019 Revolver is based on the size of the finance receivable portfolio. As of June 30, 2022, $49.5 million of the revolving line of credit was unused.

The revolving feature on the facility ends on June 25, 2023. Amounts owed at that time will amortize and be due on or before June 25, 2024, depending on the collection of the outstanding finance receivables securing the facility. The facility carried an interest rate of 4.87% as of June 30, 2022.

2021 Revolver

On August 24, 2021, the Company entered into a revolving credit facility (the "2021 Revolver"). The 2021 Revolver was established to provide general financing to the Company. The 2021 Revolver is secured by substantially all of the Company's assets. The maximum borrowing principal amount of the 2021 Revolver is $160.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver matures on August 24, 2026 and is subject to a commitment fee of 0.25% per annum of the average daily undrawn portion of the revolving credit facility. The applicable interest rate is, at the Company's option, either (a) LIBOR (or a replacement rate established in accordance with the terms of the credit agreement) (subject to a 0.00% LIBOR floor), plus a margin of 2.75% per annum or (b) the Alternative Base Rate plus a margin of 1.75% per annum. The Alternative Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYRFB rate plus 0.5%, and (c)(i) 1.00% plus (ii) the adjusted LIBOR rate for a one-month interest period. The 2021 Revolver carried an interest rate of 6.50% as of June 30, 2022.

As of June 30, 2022, there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.1 million, decreasing the availability under the 2021 Revolver by a corresponding amount.

The Company’s outstanding long-term debt consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

			June 30,	December 31,
	Interest Rate	Maturity Date	2022	2021
2019 Revolver	LIBOR + 3.75%	June 25, 2024	$500	$500
2021 Revolver	6.50%	August 24, 2026	70,000	-
Total long-term debt			$70,500	$500

The Company’s ability to borrow under each of the 2019 Revolver and 2021 Revolver is subject to ongoing compliance with a combination of financial and non-financial covenants. The 2019 Revolver is also subject to ongoing compliance with non-financial collateral performance metrics. As of June 30, 2022, the Company was in compliance with all of its covenants and collateral performance metrics.

7. Convertible Preferred Stock and Stockholders' Equity

Convertible Preferred Stock

Upon closing of the IPO on March 26, 2021, all of the then-outstanding shares of convertible preferred stock automatically converted into 115,269,221 shares of Class B common stock on a one-for-one basis. There were no shares of convertible preferred stock outstanding subsequent to the closing of the IPO.

Common Stock

On March 11, 2021, the Board of Directors and the stockholders of the Company approved an amended and restated certificate of incorporation that implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and a new class of common stock, Class A common stock, became authorized. The amended and restated certificate of incorporation became effective immediately prior to the closing of the IPO on March 26, 2021. The authorized share capital of Class A common stock of the Company is 2,000,000,000 and the authorized share capital for Class B common stock is 160,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects for all matters except for the voting, conversion, and transfer rights. The Class B common stock is convertible to Class A common stock at any time at the option of the holder. During the three and six months ended June 30, 2022, 3,397,095 and 7,047,543 Class B shares converted to an equal number of shares of Class A common stock, respectively.

8. Revenue

The following table summarizes the primary components of revenue. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Auction marketplace revenue	$48,081	$46,600	$92,042	$80,857
Other marketplace revenue	41,451	33,708	77,792	53,172
Data services revenue	8,219	3,626	16,266	8,297
Marketplace and service revenue	$97,752	$83,934	$186,099	$142,326

Revenue presented in the table above, including the subsequent cash flows, could be negatively impacted by fluctuations in the supply or demand of used vehicles, especially in the case of an economic downturn in the United States. Substantially all of the revenue deferred at each balance sheet date is recognized in the subsequent reporting period.

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

Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan became effective on the date of the underwriting agreement related to the IPO, and no further grants were made under the 2015 Plan. Employees, outside directors, consultants and advisors of the Company are eligible to participate in the 2021 Plan. The Plan allows the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other forms of awards. As of June 30, 2022, 18,616,163 shares were available for future grants of the Company's common stock.

Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which became effective on the date of the underwriting agreement related to the IPO. The 2021 ESPP authorizes the issuance of shares of the Company's Class A common stock pursuant to purchase rights granted to employees. A total of 4,360,819 shares of the Company's Class A common stock have been reserved for future issuance under the 2021 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future issuance under the 2021 ESPP. The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the Company's Class A common stock on the first or last day of the offering period, whichever is lower. The current offering period for the ESPP began on June 1, 2022 and will end on October 31, 2022. During the six months ended June 30, 2022, 128,176 shares have been issued under the 2021 ESPP. As of June 30, 2022, unrecognized compensation expense related to the 2021 ESPP was $0.5 million and is expected to be recognized over the remaining term of the offering period.

The following table summarizes the weighted-average assumptions used in estimating the fair value of ESPP for the offering period beginning on February 1, 2022, using the Black-Scholes option-pricing model:

Three months ended
June 30, 2022
Expected term (in years)	0.5
Expected volatility	68.0%
Risk-free interest rate	1.63%
Expected dividend yield	0%

The following table summarizes the stock option activity for the six months ended June 30, 2022 (in thousands, except for share and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2021	8,786,724	$2.72	$141,659	7.03
Granted	-	-
Exercised	(441,422)	1.72
Forfeited	(150,790)	5.46
Expired	(33,613)	5.14
Outstanding, June 30, 2022	8,160,899	$2.71	$32,083	6.53
Exercisable, June 30, 2022	6,100,126	$1.85	$28,921	6.01
Expected to vest, June 30, 2022	2,060,773	$5.26	$3,162	8.07

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2022 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2021	3,705,206	$20.76
Granted	2,043,027	12.16
Vested	(430,221)	21.02
Forfeited	(281,268)	19.49
Outstanding, June 30, 2022	5,036,744	$17.34

As of June 30, 2022 there was approximately $90.6 million of compensation expense related to the unvested portion of common stock options and restricted stock units that will be recorded as compensation expense over a weighted-average period of 2.95 years.

During the first quarter of 2022, the Company entered into an escrow agreement (the "Escrow Agreement") for certain compensatory share-based service awards. The Escrow Agreement authorized 620,877 shares of common stock to be issued and held in escrow. Shares will be released and distributed equally on a six-month schedule to the employee award recipients with the final vesting date on February 22, 2025. At June 30, 2022, there was approximately $7.0 million of compensation expense related to the unvested portion of escrow shares that will be recorded over 2.65 years.

10. Income Taxes

The Company had an effective tax rate of approximately (1)% and (2)% for the three months ended June 30, 2022 and 2021, and (1)% for the six months ended June 30, 2022 and 2021, respectively. The principal difference between the federal statutory rate and the effective tax rate is related to the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

11. Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share computations for the Company's common stock are calculated as follows for the three and six months ended June 30, 2022 and 2021 (in thousands, except share data):

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(17,682)	$(6,833)	$(1,701)	$(7,991)	$(38,189)	$(15,821)	$(4,135)	$(22,931)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	113,027,404	43,676,330	27,124,506	127,447,719	110,645,832	45,839,070	14,478,398	80,284,009
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.16)	$(0.06)	$(0.06)	$(0.35)	$(0.35)	$(0.29)	$(0.29)

The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Unvested RSAs, RSUs and other awards	681,577	711,522	527,072	376,177
Stock options not subject to performance conditions	5,153,279	8,381,346	5,616,566	8,189,747
Shares subject to the employee stock purchase plan	179,218	-	135,489	-

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

13. Acquisitions

2022 Acquisition

On February 22, 2022, the Company completed its acquisition of Monk SAS for total consideration of $19.1 million. The total purchase price was paid in cash. The aggregate purchase price was attributed to $12.9 million of goodwill, $6.1 million of intangible assets and $0.1 million of other net assets acquired. The purchase price allocations are subject to adjustments as they are finalized over the 12 month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes and will be amortized on a straight-line basis over 15 years. Monk SAS is an AI company delivering state of the art visual processing capabilities for the automotive, insurance and mobility markets. The acquisition of Monk enables the Company to enhance its service offerings and inspection capabilities for dealers and commercial partners.

The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date. In connection with the acquisition, the Company has incurred approximately $0.6 million of transaction costs recorded in the Selling, general and administrative line of the Consolidated Statements of Operations.

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

For the three and six months ended June 30, 2022, 148,047 and 288,172 Marketplace Units were sold on our marketplace, representing a total Marketplace Gross Merchandise Value, or Marketplace GMV, of $2.7 billion and $5.1 billion, an increase of 27% and 48%, respectively, from the same periods in 2021. For the three and six months ended June 30, 2022, we generated total revenue of $115.1 million and $218.1 million, an increase of 18% and 31%, respectively from the same periods in 2021, a net loss of $24.5 million and $54.0 million and Adjusted EBITDA of $(14.1) million and $(32.0) million compared to a net loss of $9.7 million and $27.1 million and Adjusted EBITDA of $(3.7) million and $(16.0) million for the same periods in 2021. We continue to invest in growth to scale our company responsibly and drive towards profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.

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

These initial COVID business disruptions were followed by the semiconductor supply chain disruptions limiting the supply of new vehicles and increasing the demand of used vehicles. As a result of these competing dynamics, we observed volatility in each quarter of 2020 beyond the seasonal trends typical of our industry.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Marketplace Units	148,047	153,274	288,172	281,660
Marketplace GMV	$2.7 billion	$2.1 billion	$5.1 billion	$3.4 billion
Adjusted EBITDA	$(14.1) million	$(3.7) million	$(32.0) million	$(16.0) million

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

Adjusted EBITDA

Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation and amortization, stock-based compensation expense, interest expense (income), other expense (income), net, provision for income taxes, and other one-time, non-recurring items of a material nature, when applicable, such as acquisition-related and restructuring expenses. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with generally accepted accounting principles, or GAAP, to provide investors with additional information regarding our financial results. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net loss, please see “—Non-GAAP Financial Measures.”

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

We also generate data services revenue primarily through our True360 reports and MAX Digital inventory management software subscriptions and offer short-term inventory financing to eligible customers purchasing vehicles through the marketplace, which has been immaterial to date.

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

Provision for Income Taxes

Provision for income taxes consists of U.S. federal, state and foreign income taxes.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue:
Marketplace and service revenue	$97,752	$83,934	$186,099	$142,326
Customer assurance revenue	17,320	13,440	32,038	24,134
Total revenue	115,072	97,374	218,137	166,460
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	49,893	42,788	97,145	72,297
Customer assurance cost of revenue (excluding depreciation & amortization)	14,575	11,129	28,211	20,515
Operations and technology (1)	36,720	23,513	69,549	45,104
Selling, general, and administrative (1) (3)	36,144	27,513	72,196	51,478
Depreciation and amortization (2) (4)	2,479	1,761	4,864	3,529
Total operating expenses	139,811	106,704	271,965	192,923
Loss from operations	(24,739)	(9,330)	(53,828)	(26,463)
Other income (expense):
Interest income	638	45	682	71
Interest expense	(238)	(251)	(448)	(461)
Total other income (expense)	400	(206)	234	(390)
Loss before income taxes	(24,339)	(9,536)	(53,594)	(26,853)
Provision for income taxes	176	156	416	214
Net loss	$(24,515)	$(9,692)	$(54,010)	$(27,067)

(1) Includes stock-based compensation expense as follows:	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$143	$48	$278	$112
Operations and technology	1,812	400	3,873	774
Selling, general, and administrative	6,414	3,315	12,142	5,743
Stock-Based Compensation Expense	$8,369	$3,763	$16,293	$6,629

(2) Includes acquired intangible asset amortization as follows:	Three months ended June 30,		Six months ended June 30,
0	2022	2021	2022	2021
	(in thousands)		(in thousands)
Depreciation and amortization	$1,300	$774	$2,529	$1,592
Acquired Intangible Asset Amortization	$1,300	$774	$2,529	$1,592

(3) Includes contingent losses (gains) as follows:	Three months ended June 30,		Six months ended June 30,
0	2022	2021	2022	2021
	(in thousands)		(in thousands)
Selling, general, and administrative	-	-	$200	-
Contingent losses (gains)	-	-	$200	-

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended June 30,		Six months ended June 30,
0	2022	2021	2022	2021
	(in thousands)		(in thousands)
Depreciation and amortization	$164	-	$164	-
Amortization of capitalized stock based compensation	$164	-	$164	-

The following table sets forth our consolidated statements of comprehensive loss for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(24,515)	$(9,692)	$(54,010)	$(27,067)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(1,037)	-	(1,110)	-
Foreign currency translation (loss) gain	(1,540)	26	(1,509)	76
Comprehensive loss	$(27,092)	$(9,666)	$(56,629)	$(26,991)

The following tables set forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$97,752	85%	$83,934	86%
Customer assurance revenue	17,320	15%	13,440	14%
Total revenue	115,072	100%	97,374	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	49,893	43%	42,788	44%
Customer assurance cost of revenue (excluding depreciation & amortization)	14,575	13%	11,129	11%
Operations and technology	36,720	32%	23,513	24%
Selling, general, and administrative	36,144	31%	27,513	28%
Depreciation and amortization	2,479	2%	1,761	2%
Total operating expenses	139,811	121%	106,704	110%
Loss from operations	(24,739)	(21)%	(9,330)	(10)%
Other Income:
Interest income	638	1%	45	0%
Interest expense	(238)	(0)%	(251)	(0)%
Total other income	400	0%	(206)	(0)%
Net loss before income taxes	(24,339)	(21)%	(9,536)	(10)%
Provision for income taxes	176	0%	156	0%
Net loss	$(24,515)	(21)%	$(9,692)	(10)%

	Six months ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$186,099	85%	$142,326	86%
Customer assurance revenue	32,038	15%	24,134	14%
Total revenue	218,137	100%	166,460	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	97,145	45%	72,297	43%
Customer assurance cost of revenue (excluding depreciation & amortization)	28,211	13%	20,515	12%
Operations and technology	69,549	32%	45,104	27%
Selling, general, and administrative	72,196	33%	51,478	31%
Depreciation and amortization	4,864	2%	3,529	2%
Total operating expenses	271,965	125%	192,923	116%
Loss from operations	(53,828)	(25)%	(26,463)	(16)%
Other Income:
Interest income	682	0%	71	0%
Interest expense	(448)	(0)%	(461)	(0)%
Total other income	234	0%	(390)	(0)%
Net loss before income taxes	(53,594)	(25)%	(26,853)	(16)%
Provision for income taxes	416	0%	214	0%
Net loss	$(54,010)	(25)%	$(27,067)	(16)%

Comparison of the three months ended June 30, 2022 and 2021

Revenue

Marketplace and Service Revenue

	Three months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Marketplace and service revenue	$97,752	$83,934	$13,818	16%

Marketplace and service revenue was $97.8 million for the three months ended June 30, 2022, compared to $83.9 million for the three months ended June 30, 2021. The increase of $13.8 million, or 16% was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers, data and other service revenue. Auction marketplace revenue increases in the current quarter were driven in part by an increase in GMV per unit despite tempering unit volume. Additionally, we raised the buyer fees charged on our marketplace effective in December 2021 that further contributed to the increase in revenue year-over-year. For the three months ended June 30, 2022 compared to the three months ended June 30, 2021, auction marketplace revenue increased to $48.1 million from $46.6 million, other marketplace revenue increased to $41.5 million from $33.7 million, and data services revenue increased to $8.2 million from $3.6 million.

Customer Assurance Revenue

	Three months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Customer assurance revenue	$17,320	$13,440	$3,880	29%

Customer assurance revenue was $17.3 million for the three months ended June 30, 2022, compared to $13.4 million for the three months ended June 30, 2021. The increase of $3.9 million, or 29%, primarily consisted of an increase in revenue generated from Go Green assurance offerings sold to the seller in marketplace transactions. For the three months ended June 30, 2022, Go Green assurance revenue increased to $15.8 million from $12.5 million in the three months ended June 30, 2021. Revenue increases were primarily a result of an increase in the estimated guarantee fair value per unit.

Operating Expenses

Marketplace and Service Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$49,893	$42,788	$7,105	17%
Percentage of revenue	23%	26%

Marketplace and service cost of revenue was $49.9 million for the three months ended June 30, 2022, compared to $42.8 million for the three months ended June 30, 2021. The increase of $7.1 million, or 17%, consisted of increases in the cost of generating auction marketplace revenue, other marketplace services revenue, and data services revenue. For the three months ended June 30, 2022, total cost of generating auction marketplace revenue increased to $7.6 million from $5.5 million in the three months ended June 30, 2021, the total cost of generating other marketplace services revenue increased to $36.7 million from $34.1 million in three months ended June 30, 2021, and the total cost of generating data services revenue increased to $5.6 million from $3.2 million in the three months ended June 30, 2021. For the three months ended June 30, 2022, direct and allocated personnel-related costs included in auction marketplace increased to $3.0 million from $2.1 million in the three months ended June 30, 2021 and direct and allocated personnel-related costs included in data services increased to $3.3 million from $2.7 million in the three months ended June 30, 2021. The amount of personnel-related costs in other marketplace cost of revenue is not material.

Customer Assurance Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$14,575	$11,129	$3,446	31%
Percentage of revenue	7%	7%

Customer assurance cost of revenue was $14.6 million for the three months ended June 30, 2022, compared to $11.1 million for the three months ended June 30, 2021. The increase of $3.4 million, or 31%, primarily consisted of costs attributable to our Go Green and other assurance offerings. These increased costs incurred to settle guarantees were due in part to higher value vehicles, on average, being subject to the guarantees. For the three months ended June 30, 2022, Go Green assurance cost of revenue increased to $13.0 million from $9.9 million in three months ended June 30, 2021, and other assurance cost of revenue increased to $1.6 million from $1.2 million.

Operations and Technology Expenses

	Three months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Operations and technology	$36,720	$23,513	$13,207	56%
Percentage of revenue	17%	14%

Operations and technology expenses were $36.7 million for the three months ended June 30, 2022, compared to $23.5 million for the three months ended June 30, 2021. The increase of $13.2 million, or 56%, primarily consisted of an increase in personnel related costs and software and technology expenses, partially offset by decreases in other expenses. For the three months ended June 30, 2022 compared to June 30, 2021, personnel-related costs increased to $32.2 million from $19.3 million primarily as a result of headcount increases and increases in stock based compensation in 2022, and software and technology expenses increased to $3.4 million from $2.5 million as a result of continued investment in our technology and infrastructure.

Selling, General, and Administrative Expenses

	Three months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Selling, general, and administrative	$36,144	$27,513	$8,631	31%
Percentage of revenue	17%	17%

Selling, general, and administrative expenses were $36.1 million for the three months ended June 30, 2022, compared to $27.5 million in for the three months ended June 30, 2021. The increase of $8.6 million, or 31%, primarily consisted of increases in personnel related costs and other expenses. For the three months ended June 30, 2022 compared to June 30, 2021, personnel related costs increased to $30.2 million from $23.3 million primarily as a result of headcount increases and increases in stock based compensation in 2022, and other expenses increased to $4.8 million from $3.3 million in the three months ended June 30, 2022 compared to June 30, 2021, driven primarily by a higher bad debt provision.

Depreciation and Amortization

	Three months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Depreciation and amortization	$2,479	$1,761	$718	41%
Percentage of revenue	1%	1%

Depreciation and amortization costs were $2.5 million for the three months ended June 30, 2022, compared to $1.8 million for the three months ended June 30, 2021. For the three months ended June 30, 2022, amortization of acquired intangibles increased to $1.3 million from $0.8 million in the three months ended June 30, 2021 and amortization of internal use software increased to $0.6 million from $0.4 million. Depreciation of fixed assets remained flat over the comparative period.

Interest Income

	Three months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Interest income	$638	$45	$593	1318%
Percentage of revenue	0%	0%

Interest income was $0.6 million for the three months ended June 30, 2022 and less than $0.1 million for the three months ended June 30, 2021, driven by higher balances of marketable securities and rising interest rates.

Interest Expense

	Three months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Interest expense	$(238)	$(251)	$13	(5)%
Percentage of revenue	(0)%	(0)%

Interest expense on revolving lines of credit remained flat at $0.2 million during the three months ended June 30, 2022 and 2021.

Provision for Income Taxes

	Three months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Provision for income taxes	$176	$156	$20	13%
Percentage of revenue	0%	0%

Provision for income taxes was remained flat at $0.2 million during the three months ended June 30, 2022 and 2021.

Comparison of the six months ended June 30, 2022 and 2021

Revenue

Marketplace and Service Revenue

	Six months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Marketplace and service revenue	$186,099	$142,326	$43,773	31%

Marketplace and service revenue was $186.1 million for the six months ended June 30, 2022, compared to $142.3 million for the six months ended June 30, 2021. The increase of $43.8 million, or 31% was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers, data and other service revenue. Auction marketplace revenue increases were driven in part by an increase in GMV per unit. Additionally, we raised the buyer fees charged on our marketplace effective in December 2021. For the six months ended June 30, 2022 compared to the six months ended June 30, 2021, auction marketplace revenue increased to $92.0 million from $80.9 million, other marketplace revenue increased to $77.8 million from $53.1 million, and data services revenue increased to $16.3 million from $8.3 million.

Customer Assurance Revenue

	Six months ended June 30,		$ Change	% Change
	2022	2021
-	(in thousands)
Customer assurance revenue	$32,038	$24,134	$7,904	33%

Customer assurance revenue was $32.0 million for the six months ended June 30, 2022, compared to $24.1 million for the six months ended June 30, 2021. The increase of $7.9 million, or 33%, primarily consisted of an increase in revenue generated from Go Green assurance offerings sold to the seller in marketplace transactions. For the six months ended June 30, 2022, Go Green assurance revenue increased to $29.4 million from $22.2 million in the six months ended June 30, 2021. Revenue increases were primarily a result of an increase in the estimated fair value per unit.

Operating Expenses

Marketplace and Service Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$97,145	$72,297	$24,848	34%
Percentage of revenue	45%	43%

Marketplace and service cost of revenue was $97.1 million for the six months ended June 30, 2022, compared to $72.3 million for the six months ended June 30, 2021. The increase of $24.8 million, or 34%, consisted of increases in the cost of generating auction marketplace revenue, other marketplace services revenue, and data services revenue. For the six months ended June 30, 2022, total cost attributed to generating auction marketplace revenue increased to $14.2 million from $9.7 million in the six months ended June 30, 2021, the total cost of generating other marketplace services revenue increased to $72.0 million from $54.1 million in the six months ended June 30, 2021, and the total cost of generating data services revenue increased to $10.9 million from $8.5 million in the six months ended June 30, 2021. For the six months ended June 30, 2022, direct and allocated personnel-related costs included in auction marketplace cost of revenue increased to $5.6 million from $4.0 million in the six months ended June 30, 2021. The amount of personnel-related costs in other marketplace cost of revenue is not material.

Customer Assurance Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2022	2021
-	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$28,211	$20,515	$7,696	38%
Percentage of revenue	13%	12%

Customer assurance cost of revenue was $28.2 million for the six months ended June 30, 2022, compared to $20.5 million for the six months ended June 30, 2021. The increase of $7.7 million, or 38%, primarily consisted of costs attributable to our Go Green and other assurance offerings. These increased costs incurred to settle guarantees were due in part to higher value vehicles, on average, being subject to the guarantees. For the six months ended June 30, 2022, Go Green assurance cost of revenue increased to $25.6 million from $18.6 million in the six months ended June 30, 2021, and other assurance cost of revenue increased to $2.6 million from $1.9 million.

Operations and Technology Expenses

	Six months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Operations and technology	$69,549	$45,104	$24,445	54%
Percentage of revenue	32%	27%

Operations and technology expenses were $69.5 million for the six months ended June 30, 2022, compared to $45.1 million for the six months ended June 30, 2021. The increase of $24.4 million, or 54%, primarily consisted of an increase in personnel related costs and software and technology expenses, partially offset by decreases in other expenses. For the six months ended June 30, 2022 compared to the six months ended June 30, 2021, personnel-related costs increased to $60.9 million from $37.9 million as a result of headcount increases and increases in stock based compensation in 2022, and software and technology expenses increased to $6.5 million from $4.6 million as a result of continued investment in our technology and infrastructure.

Selling, General, and Administrative Expenses

	Six months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Selling, general, and administrative	$72,196	$51,478	$20,718	40%
Percentage of revenue	33%	31%

Selling, general, and administrative expenses were $72.2 million for the six months ended June 30, 2022, compared to $51.5 million in for the six months ended June 30, 2021. The increase of $20.7 million, or 40%, primarily consisted of increases in personnel related costs and other expenses. For the six months ended June 30, 2022 compared to the six months ended June 30, 2021, personnel related costs increased to $58.6 million from $44.4 million primarily as a result of headcount increases and increases in stock based compensation in 2022, and other expenses increased to $11.3 million from $5.3 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, driven primarily by higher bad debt provisions, insurance expenses, and advertising and marketing costs.

Depreciation and Amortization

	Six months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Depreciation and amortization	$4,864	$3,529	$1,335	38%
Percentage of revenue	2%	2%

Depreciation and amortization costs were $4.9 million for the six months ended June 30, 2022, compared to $3.5 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, amortization of acquired intangibles increased to $2.5 million from $1.6 million in the six months ended June 30, 2021 and amortization of internal use software increased to$1.2 million from $0.8 million. Depreciation of fixed assets remained flat over the comparative period.

Interest Income

	Six months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Interest income	$682	$71	$611	861%
Percentage of revenue	0%	0%

Interest income was $0.7 million for the six months ended June 30, 2022 and $0.1 million for the six months ended June 30, 2021, driven by higher balances of marketable securities and rising interest rates.

Interest Expense

	Six months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Interest expense	$(448)	$(461)	$13	(3)%
Percentage of revenue	(0)%	(0)%

Interest expense on revolving lines of credit remained flat at $0.5 million during the six months ended June 30, 2022 and 2021.

Provision for Income Taxes

	Six months ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Provision for income taxes	$416	$214	$202	94%
Percentage of revenue	0%	0%

Provision for income taxes was approximately $0.4 million for the six months ended June 30, 2022 up from approximately $0.2 million for the six months ended June 30, 2021

Non-GAAP Financial Measures

Adjusted EBITDA

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not consider the impact of stock-based compensation expense; (iv) it does not reflect other non-operating expenses, including interest expense; (v) it does not consider the impact of any contingent consideration liability valuation adjustments; (vi) it does not reflect tax payments that may represent a reduction in cash available to us; and (vii) it does not reflect other one-time, non-recurring items of a material nature, when applicable, such as acquisition-related and restructuring expenses. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA Reconciliation
Net loss	$(24,515)	$(9,692)	$(54,010)	$(27,067)
Depreciation and amortization	2,585	1,837	5,101	3,728
Stock-based compensation	8,369	3,763	16,293	6,630
Interest (income) expense	(400)	206	(234)	390
Provision for income taxes	176	156	416	214
Other (income) expense, net	(292)	43	399	58
Adjusted EBITDA	$(14,077)	$(3,687)	$(32,035)	$(16,047)

Non-GAAP Net income (loss)

We report our financial results in accordance with GAAP. However, management believes that Non-GAAP Net loss, a financial measure that is not presented in accordance with GAAP, provides investors with additional useful information to measure operating performance and current and future liquidity when taken together with our financial results presented in accordance with GAAP. By providing this information, we believe management and the users of the financial statements are better able to understand the financial results of what we consider to be our organic, continuing operations.

In the calculation of Non-GAAP Net loss, we exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period.

We exclude amortization of acquired intangible assets from the calculation of Non-GAAP Net loss. We believe that excluding the impact of amortization of acquired intangible assets allows for more meaningful comparisons between operating results from period to period as the underlying intangible assets are valued at the time of acquisition and are amortized over several years after the acquisition.

We exclude contingent consideration liability valuation adjustments associated with the purchase consideration of transactions accounted for as business combinations. We also exclude certain other one-time, non-recurring items of a material nature, when applicable, such as acquisition-related and restructuring expenses, because we do not consider such amounts to be part of our ongoing operations nor are they comparable to prior period nor predictive of future results.

Non-GAAP net loss is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not consider the impact of stock-based compensation expense; (ii) although amortization is a non-cash charge, the underlying assets may need to be replaced and Non-GAAP Net loss does not reflect these capital expenditures; (iii) it does not consider the impact of any contingent consideration liability valuation adjustments; and (iv) it does not consider the impact of other one-time charges, such as acquisition-related and restructuring expenses, which could be material to the results of our operations. In addition, our use of Non-GAAP Net loss may not be comparable to similarly titled measures of other companies because they may not calculate Non-GAAP Net loss in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Non-GAAP Net loss alongside other financial measures, including our net loss and other results stated in accordance with GAAP.

The following table presents a reconciliation of Non-GAAP Net loss to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Non-GAAP Net loss Reconciliation
Net loss	$(24,515)	$(9,692)	$(54,010)	$(27,067)
Stock-based compensation	8,369	3,763	16,293	6,629
Amortization of acquired intangible assets	1,300	774	2,529	1,592
Amortization of capitalized stock based compensation	164	-	164	-
Contingent losses (gains)	-	-	200	-
Non-GAAP Net loss	$(14,682)	$(5,155)	$(34,824)	$(18,846)

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

As of June 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $303.9 million, and investments in marketable securities totaling $208.0 million. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

As of June 30, 2022, our principal commitments primarily consist of long-term debt and leases for office space. We have of $1.7 million lease obligations due within a year, and an additional $4.7 million of lease obligations due at various dates through 2032. Refer to Note 10 of our consolidated financial statements included in the Annual Report for more information.

In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of June 30, 2022 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.

Although the COVID-19 pandemic has not materially impacted our liquidity to date, we plan to continue to evaluate aspects of our spending, including capital expenditures, discretionary spending, and strategic investments in 2022. We have considered the impact of the COVID-19 pandemic on our liquidity and capital resources to date, and we do not currently expect it to impact our ability to meet future liquidity needs or affect our ability to comply with debt covenants. We believe we are well-positioned to manage our business and have the ability and sufficient capacity to meet our cash requirements using available cash and equivalents, investments in marketable securities, and borrowings under our revolving credit facilities.

A substantial amount of our working capital is generated from the payments received for services which we provide. We settle transactions among buyers and sellers using the Marketplace, and as a result the value of the vehicles passes through our balance sheet. Because our receivables typically have been, on average, settled faster than our payables, our cash position at each balance sheet date has been bolstered by marketplace float. Changes in working capital vary from quarter-to-quarter as a result of GMV and the timing of collections and disbursements of funds related to auctions completed near period end.

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

We were in compliance with all such applicable covenants as of June 30, 2022, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. As of June 30, 2022, we had $0.5 million drawn under the 2019 Revolver, $70.0 million drawn under the 2021 Revolver, and there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.1 million.

Cash Flows from Operating, Investing, and Financing Activities

The following table shows a summary of our cash flows for the periods presented:

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(72,552)	$72,814
Net cash provided by (used in) investing activities	(258,615)	(24,414)
Net cash provided by (used in) financing activities	69,133	382,199
Effect of exchange rate changes	(18)	-
Net increase (decrease) in cash and equivalents	$(262,052)	$430,599

Operating Activities

Our largest source of operating cash is typically cash collection from auction fees earned on our marketplace services. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses. We settle transactions in cash among buyers and sellers that use the marketplace, and accordingly, the magnitude and timing of settlement impacts cash flow from operations. Receivables from marketplace buyers typically have been, on average, settled faster than payables to marketplace sellers. This settlement sequencing has typically benefited our cash balances, creating marketplace float. Changes in the amount of marketplace float in a period may occur due to the magnitude of Marketplace GMV transacted in auctions completed near the reporting date, or due to other factors. In periods when we have generated negative operating cash flows, we have supplemented, and may continue to supplement, working capital requirements through net proceeds from the sale of equity securities and net proceeds from financing activities.

In the six months ended June 30, 2022, net cash used in operating activities of $72.6 million was primarily related to our net loss of $54.0 million, adjusted for net cash outflows of $44.4 million due to changes in our operating assets and liabilities, and for non-cash charges of $25.9 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and bad debt expense. The change in operating assets and liabilities were the result of a $6.2 million increase in accounts receivable, $0.3 million increase in other operating assets and a $39.5 million decrease in accounts payable, which were offset by a $1.5 million increase in other current and non-current liabilities. During the six months ended June 30, 2022, marketplace float decreased by $39.6 million, primarily due to a compression of the beneficial spread between the timing of incoming payments from buyers and outgoing payments to sellers.

In the six months ended June 30, 2021, net cash provided by operating activities of $72.8 million was primarily related to our net loss of $27.1 million, adjusted for net cash inflow of $87.5 million due to changes in our operating assets and liabilities, and for non-cash charges of $12.4 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and bad debt expense. The change in operating assets and liabilities were the result of a $131.5 million increase in accounts receivable and a $4.4 million increase in other operating assets, which were offset by a $215.3 million increase in accounts payable and a $8.1 million increase in other current and non-current liabilities. During the six months ended June 30, 2021, marketplace float increased by $79.3 million, primarily due to the increased magnitude of Marketplace GMV being transacted near the reporting date as compared to the end of the previous reporting date.

Investing Activities

In the six months ended June 30, 2022, net cash used in investing activities was $258.6 million and primarily related to increases in purchases of marketable securities, increases in financing receivables, our acquisition of Monk SAS, capital expenditures to purchase property and equipment to support field and site operations, and capitalized software development costs to support continued technology innovation.

In the six months ended June 30, 2021, net cash used in investing activities was $24.4 million and primarily related to increases in financing receivables, capital expenditures to purchase property and equipment to support field and site operations, and capitalized software development costs to support continued technology innovation.

Financing Activities

In the six months ended June 30, 2022, net cash provided by financing activities was $69.1 million and was primarily the result of net proceeds from borrowings on the 2021 Revolver.

In the six months ended June 30, 2021, net cash provided by financing activities was $382.2 million and was primarily the result of proceeds from our issuance of Class A common stock pursuant to our IPO.

Acquisitions

In the first quarter of 2022, we completed an acquisition of all of the outstanding shares of Monk SAS for approximately $19.1 million. The total purchase price was paid in cash. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in our results of operations from the acquisition date. In connection with the acquisition, we incurred approximately $0.6 million of transaction costs. The acquisition of Monk SAS enabled us to expand our position in the used vehicle industry and enhance our service offerings with dealers and commercial partners.

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

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups, or the JOBS Act. We will remain an emerging growth company until the end of our fiscal year ending December 31, 2022 because we will then qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of certain accounting standards until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to: the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002; compliance with requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements; the requirement that we provide full and more detailed disclosures obligations regarding executive compensation in our periodic reports and proxy statements; and, the requirement that we hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates.

Interest Rate Risk

We had cash and cash equivalents of $303.9 million as of June 30, 2022, which consisted of interest-bearing investments with maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $70.5 million as of June 30, 2022. The interest rate paid on these borrowings is variable, indexed to LIBOR or, with respect to the 2021 Revolver, a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Other than with respect to the matter described below, we are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, whether individually, or taken together, would reasonably be expected to have a material adverse effect on our business or financial results.

On March 19, 2021, a putative class action was filed against ACV Auctions, Inc., et al. in the U.S. District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on our marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. In January 2022, the Court heard arguments on the motion to dismiss that the defendants had previously filed and dismissed the federal claims with leave for the plaintiff to amend their complaint. As of the end of June 2022, the Court is considering the defendants' motion to dismiss the third amended complaint. We intend to vigorously defend ourselves in this case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome and cannot estimate the potential loss at this time. However, we believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position.

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

Our revenue was $218.1 million, $166.5 million, $358.4 million, and $208.4 million for the six months ended June 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of additional factors, including our ability to:

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

We have experienced net losses in each annual period since inception. We generated net losses of $54.0 million, $27.1 million, $78.2 million, and $41.0 million for the six months ended June 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $299.2 million While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase sufficiently to cover increased costs. In particular, we intend to continue to expend substantial financial and other resources on:

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
•
increased headcount; and
•
general administration, including increased legal and accounting expenses associated with being a public company and our transition from emerging growth company status.

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

Currently, our platform consists of our digital marketplace, including our auction and value-added services, ACV Capital and ACV Transportation, Go Green assurance and data services, including our True360 and ACV Market reports, and data and technology, including our inspection software and services and inventory management software. If we introduce new products and services or expand existing offerings on our platform, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources to familiarize ourselves with such frameworks and the possibility that returns on such investments may not be achieved for several years, if at all. In attempting to establish new offerings, we expect to incur significant expenses and face various other challenges, such as expanding our engineering team, sales team and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these value-added products and services to customers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, may harm our business, results of operations and financial condition.

We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business and results of operations.

We mainly compete with large, national physical vehicle auction companies, such as Manheim, a subsidiary of Cox Enterprises, Inc., and Adesa, a subsidiary of Carvana. The physical vehicle auction market in North America is largely consolidated, with Manheim and Adesa serving as large players in the market. However, we do compete with smaller chains of auctions and independent auctions in the physical market. Manheim has expanded into online wholesale marketplaces and auctions, and KAR Auction Services is also competing in the online wholesale auction market. We also compete with a number of smaller digital marketplace companies.

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

Decreases in the supply of used vehicles coming to the wholesale market could reduce the number of vehicles sold through our marketplace. The number of new and used vehicles that are purchased or leased by consumers affects the supply of vehicles coming to auction in future periods. For example, an erosion of retail demand for new and used vehicles could cause lenders to reduce originations of new loans and leases, and lead to manufacturing capacity reductions by automakers selling vehicles in the United States. Capacity reductions could depress the number of vehicles coming to the wholesale market in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting auction volumes. If the supply of used vehicles coming to the wholesale market declines, our revenue and profitability may be harmed.

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

We face risks with respect to the condition of vehicles sold through our marketplace. We are engaged to inspect the majority of vehicles sold through our marketplace. We periodically receive complaints from buyers and sellers who believe our inspection reports are not consistent with the condition of the relevant vehicle sold through our marketplace. While our arbitration policy provides that we make no representations or guarantees regarding any vehicles sold through our marketplace, if our inspection reports are found to be inaccurate or otherwise fail to disclose material defects with vehicles, we risk diminished customer confidence in and use of our services. We also commit in some circumstances to to covering the cost of undisclosed cosmetic damage. If we fail to disclose cosmetic damages in our inspection reports for a large number of transactions it could adversely affect our business, results of operations, and financial condition. In addition, buyers may be entitled in certain circumstances to cancellation of their purchase, which could reduce the amount of revenue we earn from the relevant sale.

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

We bear settlement risk in connection with sales made through our platform. We settle transactions among buyers and sellers using our marketplace, and as a result, the value of each vehicle sold passes through our balance sheet. Since revenue for vehicles does not include the gross sales proceeds, failure to collect the receivables in full may result in a net loss up to the gross sales proceeds on a per vehicle basis in addition to any expenses incurred to collect the receivables and to provide the services associated with the vehicle. If we are unable to collect payments on a large number of vehicles, the resulting decreased fee revenue and potential loss of gross sales proceeds may adversely affect our results of operations and financial condition.

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

Risks Related to Socioeconomic Factors

Our business is highly sensitive to changes in macroeconomic conditions, and risks related to the larger automotive ecosystem, including customer demand, could reduce auto sales and profitability, which may harm our business.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share ("Process") personal information, including proprietary and confidential business information, trade secrets, and intellectual property. There are numerous federal, state, local and international laws regarding privacy and the processing of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, inconsistent between jurisdictions or conflicting with other rules. In addition, upon our expansion into international markets, including our operations in France, we and our third party service providers may be subject to a new range of detailed and complex foreign laws regarding privacy and the processing of personal information and other data, most notably General Data Protection Regulation, or GDPR. We and the third-party service providers may also be required to comply with operating rules and standards imposed by industry organizations such as the National Automated Clearing House Association and the Payment Card Industry Security Standards Council.

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

As a public company, we have incurred and will continue to incur significant finance, legal, accounting and other expenses, including director and officer liability insurance, that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company”. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2022 and on an annual basis thereafter. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because the market value of our Class A common stock held by non-affiliates exceeded $700 million as of June 30, 2022, we will be deemed a “large accelerated filer” under the Exchange Act and will lose status as an emerging growth company as of December 31, 2022. As a result, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting reporting beginning with our annual report for the fiscal year ending December 31, 2022 and on an annual basis thereafter. To prepare for eventual compliance with Section 404, we will be engaged in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts.

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

We will no longer qualify as an “emerging growth company,” as of December 31, 2022 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies.

We are currently an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, compliance with requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

Because the market value of our Class A common stock held by non-affiliates exceeded $700 million as of June 30, 2022, we will be deemed a large accelerated filer under the Exchange Act and will lose our status as an “emerging growth company” as of December 31, 2022. As a result of our loss of “emerging growth company” status, it is possible that investors will find our Class A common stock less attractive in light of the fact that we have relied on certain of these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our share price may be more volatile. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with our executive officers, directors and their affiliates, which will limit the ability of holders of our Class A common stock to influence the outcome of important decisions.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, as of June 30, 2022, holders of our Class B common stock, collectively own shares representing approximately 78% of the voting power of our outstanding capital stock, with our directors, their affiliates, and our executive officers owning the majority of Class B common stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the aggregate outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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
•
adoption of new regulations applicable to the automotive industry or the expectations concerning future regulatory developments;
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

In addition, there were 6,100,126 shares of Class B common stock issuable upon the exercise of options as of June 30, 2022. There were also 1,559,465 shares of Class B common stock and 3,477,279 shares of Class A common stock issuable upon the vesting of restricted stock units, or RSUs, outstanding as of June 30, 2022. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise or vesting of outstanding options or RSUs, respectively, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of June 30, 2022, holders of a significant percentage of our capital stock, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

None

(b) Use of Proceeds

The Registration Statement on Form S-1 (File No. 333-253617), for our initial public offering (the “IPO”) was declared effective by the SEC on March 23, 2021. There has been no material change in the planned use of proceeds from the IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, as amended, on March 24, 2021.

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

ACV Auctions Inc.

Date: Aug 10, 2022	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: Aug 10, 2022	By:	/s/ William Zerella
William Zerella
Chief Financial Officer