Form 10-Q
period 2022-09-30
ACV Auctions Inc.
filed 2022-11-09
CIK 1637873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

u

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, there were 117,668,921 shares of the registrant's Class A common stock, and 40,545,814 shares of Class B common stock, each with a par value of $0.001, outstanding.

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
•
Our operations and employees face risks related to health crises, such as the COVID-19 pandemic, that could adversely affect our financial condition and operating results.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Marketplace and service revenue	$90,852	$79,306	$276,951	$221,632
Customer assurance revenue	14,567	12,492	46,605	36,626
Total revenue	105,419	91,798	323,556	258,258
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	46,255	41,547	143,400	113,844
Customer assurance cost of revenue (excluding depreciation & amortization)	12,221	12,371	40,432	32,886
Operations and technology	34,328	26,395	103,877	71,489
Selling, general, and administrative	34,701	33,787	106,897	85,275
Depreciation and amortization	3,004	2,348	7,868	5,877
Total operating expenses	130,509	116,448	402,474	309,371
Loss from operations	(25,090)	(24,650)	(78,918)	(51,113)
Other income (expense):
Interest income	1,936	29	2,618	100
Interest expense	(235)	(121)	(683)	(582)
Total other income (expense)	1,701	(92)	1,935	(482)
Loss before income taxes	(23,389)	(24,742)	(76,983)	(51,595)
Provision for income taxes	279	61	695	275
Net loss	$(23,668)	$(24,803)	$(77,678)	$(51,870)
Weighted-average shares - basic and diluted	157,264,153	155,037,911	156,747,507	115,075,030
Net loss per share - basic and diluted	$(0.15)	$(0.16)	$(0.50)	$(0.45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss	$(23,668)	$(24,803)	$(77,678)	$(51,870)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(1,810)	-	(2,920)	-
Foreign currency translation (loss) gain	(1,004)	(51)	(2,513)	25
Comprehensive loss	$(26,482)	$(24,854)	$(83,111)	$(51,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current Assets :
Cash and cash equivalents	$294,775	$565,994
Marketable securities	207,561	13,765
Trade receivables (net of allowance of $4,396 and $3,724)	153,405	222,753
Finance receivables (net of allowance of $1,349 and $636)	74,257	44,278
Other current assets	15,534	10,623
Total current assets	745,532	857,413
Property and equipment (net of accumulated depreciation of $6,389 and $4,636)	5,784	4,916
Goodwill	89,893	78,839
Acquired intangible assets (net of amortization of $10,742 and $7,070)	19,981	18,130
Capitalized software (net of amortization of $5,671 and $3,857)	31,788	17,844
Operating lease right-of-use assets	4,775	3,264
Other assets	2,121	2,554
Total assets	899,874	982,960
Liabilities and Stockholders' Equity
Current Liabilities :
Accounts payable	298,686	395,972
Accrued payroll	11,973	11,961
Accrued other liabilities	10,091	9,806
Deferred revenue	3,314	4,317
Operating lease liabilities	1,411	1,306
Total current liabilities	325,475	423,362
Long-term operating lease liabilities	3,565	2,049
Long-term debt	70,500	500
Other long-term liabilities	1,596	952
Total liabilities	$401,136	$426,863
Commitments and Contingencies (Note 5)
Stockholders' Equity :
Preferred Stock; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common Stock - Class A; $0.001 par value; 2,000,000,000 shares authorized; 117,400,800 and 106,420,843 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	117	106
Common Stock - Class B; $0.001 par value; 160,000,000 shares authorized; 40,494,190 and 49,661,126 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	40	50
Additional paid-in capital	826,893	801,142
Accumulated deficit	(322,839)	(245,161)
Accumulated other comprehensive loss	(5,473)	(40)
Total stockholders' equity	498,738	556,097
Total liabilities and stockholders' equity	$899,874	$982,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(in thousands, except share data)

	Three Months Ended September 30, 2022
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, June 30, 2022	114,933,675	$115	42,613,583	$42	$817,338	$(299,171)	$(2,659)	$515,665
Conversion of Class B common stock to Class A common stock	2,198,667	2	(2,198,667)	(2)				-
Net loss						(23,668)		(23,668)
Other comprehensive loss							(2,814)	(2,814)
Stock-based compensation					10,242			10,242
Exercise of common stock options	138,033	-			239			239
Vested restricted stock units	130,057	-	79,274	-	(926)			(926)
Issuance of shares for employee stock purchase plan	368	-			-			-
Balance as of September 30, 2022	117,400,800	$117	40,494,190	$40	$826,893	$(322,839)	$(5,473)	$498,738

	Nine Months Ended September 30, 2022
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	106,420,843	$106	49,661,126	50	$801,142	$(245,161)	$(40)	$556,097
Conversion of Class B common stock to Class A common stock	9,246,210	10	(9,246,210)	(10)				-
Net loss						(77,678)		(77,678)
Other comprehensive loss							(5,433)	(5,433)
Stock-based compensation					27,285			27,285
Exercise of common stock options	579,455	-			998			998
Vested restricted stock units	404,871	-	79,274	-	(3,461)			(3,461)
Escrowed shares	620,877	1			(1)			-
Issuance of shares for employee stock purchase plan	128,544	-			930			930
Balance as of September 30, 2022	117,400,800	$117	40,494,190	$40	$826,893	$(322,839)	$(5,473)	$498,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three months ended September 30, 2021
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, June 30, 2021	40,225,160	$40	114,445,042	$114	$785,875	$(194,046)	$19	$592,002
Other offering costs in connection with initial public offering					24			24
Conversion of Class B common stock to Class A common stock	49,257,842	49	(49,257,842)	(49)				-
Net loss						$(24,803)		(24,803)
Other comprehensive loss							(51)	(51)
Stock-based compensation					9,787			9,787
Exercise of common stock options	554,283	1		-	420			421
Vested restricted stock units	121,657	-			(1,329)			(1,329)
Balance as of September 30, 2021	90,158,942	$90	65,187,200	$65	$794,777	$(218,849)	$(32)	$576,051

	Nine months ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Common Stock Class A		Common Stock Class B				Accumulated	Total
									Additional		Other	Stockholders'
				Par		Par		Par	Paid-In	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Loss	(Deficit)
Balance, December 31, 2020	115,269,221	$366,332	22,331,842	$22	-	$-	-	$-	$27,322	$(166,979)	$(57)	$(139,692)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs					16,550,000	17			385,051			385,068
Conversion of redeemable convertible preferred stock to Class B common stock in connection with initial public offering	(115,269,221)	$(366,332)					115,269,221	115	366,217			366,332
Sale of Class B common stock to underwriters					2,482,500	2	(2,482,500)	(2)				-
Reclassification of common stock to Class B common stock			(22,707,813)	(22)			22,707,813	22				-
Conversion of Class B common stock to Class A common stock					70,310,049	70	(70,310,049)	(70)				-
Net loss										(51,870)		(51,870)
Other comprehensive income											25	25
Stock-based compensation									16,422			16,422
Exercise of common stock options			375,971	-	694,736	1	2,715	-	1,094			1,095
Vested restricted stock units					121,657	0			(1,329)			(1,329)
Balance as of September 30, 2021	-	$-	-	$-	90,158,942	$90	65,187,200	$65	$794,777	$(218,849)	$(32)	$576,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(77,678)	$(51,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,210	6,221
Stock-based compensation expense, net of amounts capitalized	25,887	16,417
Provision for bad debt	7,101	2,518
Other non-cash, net	325	496
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	64,326	(111,953)
Other current assets	(4,196)	(3,887)
Accounts payable	(98,385)	223,510
Accrued payroll	(292)	4,260
Accrued other liabilities	252	1,518
Deferred revenue	(1,015)	1,690
Other long-term liabilities	345	(75)
Other assets	(189)	(428)
Net cash provided by (used in) operating activities	(75,309)	88,417
Cash Flows from Investing Activities
Net increase in finance receivables	(32,131)	(26,972)
Purchases of property and equipment	(2,652)	(2,197)
Capitalization of software costs	(14,145)	(8,546)
Purchases of marketable securities	(217,706)	-
Maturities and redemptions of marketable securities	21,216	-
Acquisition of businesses (net of cash acquired)	(18,913)	(59,931)
Net cash provided by (used in) investing activities	(264,331)	(97,646)
Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	-	385,738
Proceeds from long term debt	200,000	5,250
Payments towards long term debt	(130,000)	(9,582)
Payments towards promissory note	-	(2,637)
Proceeds from exercise of stock options	999	1,100
Payments for debt issuance and other financing costs	-	(1,385)
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(3,475)	(1,329)
Proceeds from employee stock purchase plan	930	-
Net cash provided by (used in) financing activities	68,454	377,155
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(33)	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	(271,219)	367,926
Cash, cash equivalents, and restricted cash, beginning of period	565,994	233,725
Cash, cash equivalents, and restricted cash, end of period	$294,775	$601,651
Supplemental disclosure of cash flow information
Cash paid (received) during the period for:
Interest (income) expense	$(1,630)	$522
Income taxes	$334	$210
Cash paid included in the measurement of operating lease liabilities	$1,024	$-
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$1,398	$-
Purchase of property and equipment and internal use software in accounts payable	$1,401	$410

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

Accounting Standard Update	Description	Required date of adoption	Effect on consolidated financial statements
Accounting Standards Not Yet Adopted
Measurement of Credit Losses on Financial Instruments (ASU 2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, 2020-03)	The guidance changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.	December 31, 2022 Early adoption permitted	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.

The Company reviewed all other recently issued accounting standards and concluded that they were not applicable to the consolidated financial statements.

2. Financial Instruments

The following is a summary of available-for-sale financial instruments, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash equivalents:
U.S. treasury and agency securities	$2,392	$6	$-	2,398
Total cash equivalents	2,392	6	-	2,398
Marketable securities:
Corporate securities (1)	152,492	-	(2,617)	149,875
U.S. treasury and agency securities	57,999	-	(313)	57,686
Total marketable securities	210,491	$-	$(2,930)	207,561
(1) Comprised primarily of corporate bonds and commercial paper

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Corporate securities	$7,709	$-	$(1)	$7,708
U.S. treasury and agency securities	6,060	-	(3)	6,057
Total marketable securities	$13,769	$-	$(4)	$13,765

As of September 30, 2022, the fair values of available-for-sale financial instruments, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$133,289
Due in one to five years	76,670
Total	$209,959

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

The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. Because the Company does not intend to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider the investments to be other-than-temporarily impaired at September 30, 2022 and December 31, 2021.

3. Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$89,687	$—	$—	$89,687
U.S. treasury and agency securities	2,398	—	—	2,398
Marketable securities:
Corporate securities	—	149,875	—	149,875
U.S. treasury and agency securities	52,713	4,973	—	57,686
Total financial assets	$144,798	$154,848	$—	$299,646

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$412,070	$—	$—	$412,070
Marketable securities:
Corporate securities	—	7,708	—	7,708
U.S. treasury and agency securities	6,057	—	—	6,057
Total financial assets	$418,127	$7,708	$—	$425,835

The Company classifies its highly liquid money market funds and U.S treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its corporate securities and U.S. agency securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

The Company records guarantees accounted for under ASC 460 at fair value when issued. The fair value of guarantees outstanding as of September 30, 2022 and December 31, 2021 was $1.6 million and $1.2 million, respectively. The estimated fair value of the guarantees outstanding is determined based on historical guarantee claim costs, adjusted for qualitative factors and a market participant estimated margin. Historical claim costs and qualitative factors are assumptions that are not readily observable in the marketplace, and the related nonrecurring fair value measurement adjustments have been generally classified as Level 3.

4. Accounts Receivables & Allowance for Doubtful Receivables

The Company maintains an allowance for doubtful receivables that in management’s judgement reflects losses inherent in the portfolio. Changes in the allowance for doubtful trade receivables for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$4,266	$3,158	$3,724	$2,092
Provision for bad debt	1,731	676	4,950	2,119
Net write-offs
Write-offs	(2,977)	(1,193)	(8,635)	(3,951)
Recoveries	1,376	393	4,357	2,774
Net write-offs	(1,601)	(800)	(4,278)	(1,177)
Ending balance	$4,396	$3,034	$4,396	$3,034

Changes in the allowance for doubtful finance receivables for three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Beginning balance	$971	$96	$636	$40
Provision for bad debt	1,269	253	2,151	399
Net write-offs
Write-offs	(1,021)	(96)	(1,598)	(186)
Recoveries	130	14	160	14
Net write-offs	(891)	(83)	(1,438)	(173)
Ending balance	$1,349	$266	$1,349	$266

5. Guarantees, Commitments and Contingencies

The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees—Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $216.5 million and $257.6 million at September 30, 2022 and December 31, 2021, respectively. The carrying amount of the liability presented in Accrued other liabilities was $1.6 million and $1.2 million at September 30, 2022 and December 31, 2021, respectively.

The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.2 million and $1.0 million at September 30, 2022 and December 31, 2021, respectively.

Other Price Guarantees—The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at September 30, 2022 and December 31, 2021.

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

On March 19, 2021, a putative class action was filed against ACV Auctions Inc., et al. in the U.S. District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on the Company's Marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. In January 2022, the Court heard arguments on the motion to dismiss that the defendant had previously filed and dismissed the federal claims with leave for the plaintiff to amend their complaint. As of the end of September 2022, the Court is considering the defendants' motion to dismiss the third amended complaint. The Company intends to vigorously defend itself in this case. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome and cannot estimate the potential loss at this time. However, the Company believes that the resolution of this matter will not have a material adverse effect on its consolidated financial position.

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

The amount available for borrowing under the 2019 Revolver is based on the size of the finance receivable portfolio. As of September 30, 2022, $49.5 million of the revolving line of credit was unused.

The revolving feature on the facility ends on June 25, 2023. Amounts owed at that time will amortize and be due on or before June 25, 2024, depending on the collection of the outstanding finance receivables securing the facility. The facility carried an interest rate of 6.30% as of September 30, 2022.

2021 Revolver

On August 24, 2021, the Company entered into a revolving credit facility (the "2021 Revolver"). The 2021 Revolver was established to provide general financing to the Company. The 2021 Revolver is secured by substantially all of the Company's assets. The maximum borrowing principal amount of the 2021 Revolver is $160.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver matures on August 24, 2026 and is subject to a commitment fee of 0.25% per annum of the average daily undrawn portion of the revolving credit facility. The applicable interest rate is, at the Company's option, either (a) LIBOR (or a replacement rate established in accordance with the terms of the credit agreement) (subject to a 0.00% LIBOR floor), plus a margin of 2.75% per annum or (b) the Alternative Base Rate plus a margin of 1.75% per annum. The Alternative Base Rate ("ABR") is the highest of (a) the Wall Street Journal prime rate, (b) the NYRFB rate plus 0.5%, and (c)(i) 1.00% plus (ii) the adjusted LIBOR rate for a one-month interest period. The 2021 Revolver carried an interest rate of 8.00% as of September 30, 2022.

As of September 30, 2022, there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.1 million, decreasing the availability under the 2021 Revolver by a corresponding amount.

The Company’s outstanding long-term debt consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

			September 30,	December 31,
	Interest Rate	Maturity Date	2022	2021
2019 Revolver	LIBOR + 3.75%	June 25, 2024	$500	$500
2021 Revolver	ABR + 1.75%	August 24, 2026	70,000	-
Total long-term debt			$70,500	$500

The Company’s ability to borrow under each of the 2019 Revolver and 2021 Revolver is subject to ongoing compliance with a combination of financial and non-financial covenants. The 2019 Revolver is also subject to ongoing compliance with non-financial collateral performance metrics. As of September 30, 2022, the Company was in compliance with all of its covenants and collateral performance metrics.

7. Convertible Preferred Stock and Stockholders' Equity

Convertible Preferred Stock

Upon closing of the IPO on March 26, 2021, all of the then-outstanding shares of convertible preferred stock automatically converted into 115,269,221 shares of Class B common stock on a one-for-one basis. There were no shares of convertible preferred stock outstanding subsequent to the closing of the IPO.

Common Stock

On March 11, 2021, the Board of Directors and the stockholders of the Company approved an amended and restated certificate of incorporation that implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and a new class of common stock, Class A common stock, became authorized. The amended and restated certificate of incorporation became effective immediately prior to the closing of the IPO on March 26, 2021. The authorized share capital of Class A common stock of the Company is 2,000,000,000 and the authorized share capital for Class B common stock is 160,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects for all matters except for the voting, conversion, and transfer rights. The Class B common stock is convertible to Class A common stock at any time at the option of the holder. During the three and nine months ended September 30, 2022, 2,198,667 and 9,246,210 Class B shares converted to an equal number of shares of Class A common stock, respectively.

8. Revenue

The following table summarizes the primary components of revenue for the three and nine months ended September 30, 2022 and 2021. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Auction marketplace revenue	$41,748	$40,006	$133,790	$120,863
Other marketplace revenue	40,484	32,145	118,276	85,317
Data services revenue	8,620	7,155	24,885	15,452
Marketplace and service revenue	$90,852	$79,306	$276,951	$221,632

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

Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan became effective on the date of the underwriting agreement related to the IPO, and no further grants were made under the 2015 Plan. Employees, outside directors, consultants and advisors of the Company are eligible to participate in the 2021 Plan. The Plan allows the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other forms of awards. As of September 30, 2022, 17,289,930 shares were available for future grants of the Company's common stock.

Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which became effective on the date of the underwriting agreement related to the IPO. The 2021 ESPP authorizes the issuance of shares of the Company's Class A common stock pursuant to purchase rights granted to employees. As of September 30, 2022, 4,360,819 shares of the Company's Class A common stock have been reserved for future issuance under the 2021 ESPP. The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the Company's Class A common stock on the first or last day of the offering period, whichever is lower. The current offering period for the ESPP began on June 1, 2022 and will end on November 30, 2022. During the nine months ended September 30, 2022, 128,544 shares have been issued under the 2021 ESPP. As of September 30, 2022, unrecognized compensation expense related to the 2021 ESPP was $0.2 million and is expected to be recognized over the remaining term of the offering period.

The following table summarizes the weighted-average assumptions used in estimating the fair value of ESPP for the offering period beginning on June 1, 2022, using the Black-Scholes option-pricing model:

Expected term (in years)	0.5
Expected volatility	68.0%
Risk-free interest rate	1.63%
Expected dividend yield	0%

The following table summarizes the stock option activity for the nine months ended September 30, 2022 (in thousands, except for share and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2021	8,786,724	$2.72	$141,659	7.03
Granted	-	-
Exercised	(579,455)	1.72
Forfeited	(230,119)	5.96
Expired	(63,227)	4.13
Outstanding, September 30, 2022	7,913,923	$2.68	$36,122	6.21
Exercisable, September 30, 2022	6,273,887	$1.97	$32,924	5.78
Expected to vest, September 30, 2022	1,640,036	$5.40	$3,198	7.85

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2022 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2021	3,705,206	$20.76
Granted	3,774,619	10.68
Vested	(784,557)	19.83
Forfeited	(408,557)	18.55
Outstanding, September 30, 2022	6,286,711	$14.98

As of September 30, 2022 there was approximately $94.0 million of compensation expense related to the unvested portion of common stock options and restricted stock units that will be recorded as compensation expense over a weighted-average period of 2.73 years.

During the first quarter of 2022, the Company entered into an escrow agreement (the "Escrow Agreement") for certain compensatory share-based service awards. The Escrow Agreement authorized 620,877 shares of common stock to be issued and held in escrow. Shares will be released and distributed equally on a six-month schedule to the employee award recipients with the final vesting date on February 22, 2025. At September 30, 2022, there was approximately $6.3 million of compensation expense related to the unvested portion of escrow shares that will be recorded over 2.40 years.

10. Income Taxes

The Company had an effective tax rate of approximately (1)% and 0% for the three months ended September 30, 2022 and 2021, and (1)% for the nine months ended September 30, 2022 and 2021, respectively. The principal difference between the federal statutory rate and the effective tax rate is related to the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

11. Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share computations for the Company's common stock are calculated as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands, except share data):

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(17,337)	$(6,331)	$(9,202)	$(15,601)	$(55,592)	$(22,086)	$(13,064)	$(38,806)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	115,196,661	42,067,492	57,516,336	97,521,575	112,179,445	44,568,062	28,982,025	86,093,005
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.15)	$(0.16)	$(0.16)	$(0.50)	$(0.50)	$(0.45)	$(0.45)

The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Unvested RSAs, RSUs and other awards	583,344	281,082	636,468	381,656
Stock options not subject to performance conditions	4,596,218	7,440,345	5,289,298	7,950,194
Shares subject to the employee stock purchase plan	244,195	-	169,178	-

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

13. Acquisitions

2022 Acquisition

On February 22, 2022, the Company completed its acquisition of Monk SAS for total consideration of $19.1 million. The total purchase price was paid in cash. The aggregate purchase price was attributed to $12.6 million of goodwill, $6.4 million of intangible assets and $0.1 million of other net assets acquired. The purchase price allocations are subject to adjustments as they are finalized over the 12 month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes and will be amortized on a straight-line basis over 15 years. Monk SAS is an AI company delivering state of the art visual processing capabilities for the automotive, insurance and mobility markets. The acquisition of Monk enables the Company to enhance its service offerings and inspection capabilities for dealers and commercial partners.

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

2021 Acquisitions

During the year ended December 31, 2021, the Company completed other business combinations for total consideration of approximately $66.9 million, net of cash acquired. In aggregate, $10.7 million was attributed to intangible assets, $57.2 million to goodwill and $1.0 million to other net liabilities acquired. Of the $57.2 million of goodwill, $55.7 million is deductible for income tax purposes amortized on a straight-line basis over 15 years. These acquisitions enabled the Company to expand its position in the used vehicle industry and enhance its service offerings for dealers and commercial partners. As of acquisition dates, the fair value of contingent consideration was determined to be $2.0 million on acquired company performance.

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

For the three and nine months ended September 30, 2022, 133,165 and 421,337 Marketplace Units were sold on our marketplace, representing a total Marketplace Gross Merchandise Value, or Marketplace GMV, of $2.1 billion and $7.2 billion, an increase of 6% and 33%, respectively, from the same periods in 2021. For the three and nine months ended September 30, 2022, we generated total revenue of $105.4 million and $323.6 million, an increase of 15% and 25%, respectively from the same periods in 2021, a net loss of $23.7 million and $77.7 million and Adjusted EBITDA of $(11.8) million and $(43.9) million compared to a net loss of $24.8 million and $51.9 million and Adjusted EBITDA of $(12.4) million and $(28.4) million for the same periods in 2021. We continue to invest in growth to scale our company responsibly and drive towards profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.

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

Key Operating and Financial Metrics

We regularly monitor a number of operating and financial metrics in order to measure our current performance and estimate our future performance. Our business metrics may be calculated in a manner different than similar business metrics used by other companies. We intend to report Marketplace Buyers, which are defined as dealers or commercial partners with a unique Customer ID that have transacted at least once in the last 12 months as a buyer on our digital marketplace, and Marketplace Sellers, which are defined as dealers or commercial partners with a unique customer ID that have transacted at least once in the last 12 months as a seller on our digital marketplace, on an annual basis.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Marketplace Units	133,165	140,734	421,337	422,394
Marketplace GMV	$2.1 billion	$2.0 billion	$7.2 billion	$5.4 billion
Adjusted EBITDA	$(11.8) million	$(12.4) million	$(43.9) million	$(28.4) million

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

We expect Adjusted EBITDA to fluctuate as we continue to invest in our business and improve over the long term as we achieve greater scale, while focusing on efficiencies in our operating expenses in the short term.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income earned on our cash and cash equivalents and marketable securities and interest expense on our borrowings.

Provision for Income Taxes

Provision for income taxes consists of U.S. federal, state and foreign income taxes.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Revenue:
Marketplace and service revenue	$90,852	$79,306	$276,951	$221,632
Customer assurance revenue	14,567	12,492	46,605	36,626
Total revenue	105,419	91,798	323,556	258,258
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	46,255	41,547	143,400	113,844
Customer assurance cost of revenue (excluding depreciation & amortization)	12,221	12,371	40,432	32,886
Operations and technology (1) (5)	34,328	26,395	103,877	71,489
Selling, general, and administrative (1) (3) (5)	34,701	33,787	106,897	85,275
Depreciation and amortization (2) (4)	3,004	2,348	7,868	5,877
Total operating expenses	130,509	116,448	402,474	309,371
Loss from operations	(25,090)	(24,650)	(78,918)	(51,113)
Other income (expense):
Interest income	1,936	29	2,618	100
Interest expense	(235)	(121)	(683)	(582)
Total other income (expense)	1,701	(92)	1,935	(482)
Loss before income taxes	(23,389)	(24,742)	(76,983)	(51,595)
Provision for income taxes	279	61	695	275
Net loss	$(23,668)	$(24,803)	$(77,678)	$(51,870)

(1) Includes stock-based compensation expense as follows:	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$193	$107	$471	$219
Operations and technology	2,483	1,427	6,355	2,201
Selling, general, and administrative	6,918	8,253	19,061	13,997
Stock-based compensation expense	$9,594	$9,787	$25,887	$16,417

(2) Includes acquired intangible asset amortization as follows:	Three months ended September 30,		Nine months ended September 30,
0	2022	2021	2022	2021
	(in thousands)		(in thousands)
Depreciation and amortization	$1,189	$1,223	$3,718	$2,815
Acquired intangible asset amortization	$1,189	$1,223	$3,718	$2,815

(3) Includes contingent losses (gains) as follows:	Three months ended September 30,		Nine months ended September 30,
0	2022	2021	2022	2021
	(in thousands)		(in thousands)
Selling, general, and administrative	$-	$-	$200	$-
Contingent losses (gains)	$-	$-	$200	$-

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended September 30,		Nine months ended September 30,
0	2022	2021	2022	2021
	(in thousands)		(in thousands)
Depreciation and amortization	$147	$-	$310	$-
Amortization of capitalized stock based compensation	$147	$-	$310	$-

(5) Includes other adjustments as follows:	Three months ended September 30,		Nine months ended September 30,
0	2022	2021	2022	2021
	(in thousands)		(in thousands)
Operations and technology	$220	$-	$220	$-
Selling, general, and administrative	249	-	249	-
Other adjustments	$469	$-	$469	$-

The following table sets forth our consolidated statements of comprehensive loss for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net loss	$(23,668)	$(24,803)	$(77,678)	$(51,870)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for- sale securities	(1,810)	-	(2,920)	-
Foreign currency translation (loss) gain	(1,004)	(51)	(2,513)	25
Comprehensive loss	$(26,482)	$(24,854)	$(83,111)	$(51,845)

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(as a percentage of revenue (1))
Revenue:
Marketplace and service revenue	86%	86%	86%	86%
Customer assurance revenue	14%	14%	14%	14%
Total revenue	100%	100%	100%	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	44%	45%	44%	44%
Customer assurance cost of revenue (excluding depreciation & amortization)	12%	13%	12%	13%
Operations and technology	33%	29%	32%	28%
Selling, general, and administrative	33%	37%	33%	33%
Depreciation and amortization	3%	3%	2%	2%
Total operating expenses	124%	127%	124%	120%
Income (loss) from operations	(24)%	(27)%	(24)%	(20)%
Other income (expense):
Interest income	2%	0%	1%	0%
Interest expense	(0)%	(0)%	(0)%	(0)%
Total other income (expense)	2%	(0)%	1%	(0)%
Income (loss) before income taxes	(22)%	(27)%	(24)%	(20)%
Provision for income taxes	0%	0%	0%	0%
Net income (loss)	(22)%	(27)%	(24)%	(20)%

(1) Certain Items may not total due to rounding

Comparison of the three months ended September 30, 2022 and 2021

Revenue

Marketplace and Service Revenue

	Three months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Marketplace and service revenue	$90,852	$79,306	$11,546	15%

Marketplace and service revenue was $90.9 million for the three months ended September 30, 2022, compared to $79.3 million for the three months ended September 30, 2021. The increase of $11.6 million, or 15% was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers, data and other service revenue. Auction marketplace revenue increases in the current quarter were driven in part by an increase in GMV per unit despite tempering unit volume. Additionally, we raised the buyer fees charged on our marketplace effective in December 2021 that further contributed to the increase in revenue year-over-year. For the three months ended September 30, 2022 compared to the three months ended September 30, 2021, auction marketplace revenue increased to $41.8 million from $40.0 million, other marketplace revenue increased to $40.5 million from $32.1 million, and data services revenue increased to $8.6 million from $7.2 million.

Customer Assurance Revenue

	Three months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Customer assurance revenue	$14,567	$12,492	$2,075	17%

Customer assurance revenue was $14.6 million for the three months ended September 30, 2022, compared to $12.5 million for the three months ended September 30, 2021. The increase of $2.1 million, or 17%, primarily consisted of an increase in revenue generated from Go Green assurance offerings sold to the seller in marketplace transactions. For the three months ended September 30, 2022, Go Green assurance revenue increased to $12.9 million from $11.2 million in the three months ended September 30, 2021. Revenue increases were primarily a result of an increase in the estimated guarantee fair value per unit.

Operating Expenses

Marketplace and Service Cost of Revenue

	Three months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$46,255	$41,547	$4,708	11%
Percentage of revenue	44%	45%

Marketplace and service cost of revenue was $46.3 million for the three months ended September 30, 2022, compared to $41.6 million for the three months ended September 30, 2021. The increase of $4.7 million, or 11%, consisted of increases in the cost of generating auction marketplace revenue, other marketplace services revenue, and data services revenue. For the three months ended September 30, 2022, total cost of generating auction marketplace revenue increased to $7.4 million from $5.4 million in the three months ended September 30, 2021, the total cost of generating other marketplace services revenue increased to $32.8 million from $31.8 million in three months ended September 30, 2021, and the total cost of generating data services revenue increased to $6.1 million from $4.4 million in the three months ended September 30, 2021. For the three months ended September 30, 2022, direct and allocated personnel-related costs included in auction marketplace increased to $3.1 million from $2.2 million in the three months ended September 30, 2021 and direct and allocated personnel-related costs included in data services increased to $3.5 million from $2.5 million in the three months ended September 30, 2021. The amount of personnel-related costs in other marketplace cost of revenue is not material.

Customer Assurance Cost of Revenue

	Three months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$12,221	$12,371	$(150)	(1)%
Percentage of revenue	12%	13%

Customer assurance cost of revenue was $12.2 million for the three months ended September 30, 2022, compared to $12.4 million for the three months ended September 30, 2021. The decrease of $0.2 million, or 1%, primarily consisted of costs attributable to our Go Green and other assurance offerings. The decreased costs incurred to settle guarantees were primarily due to fewer units subject to assurance guarantees. For the three months ended September 30, 2022, Go Green assurance cost of revenue decreased to $10.8 million from $10.9 million in three months ended September 30, 2021, and other assurance cost of revenue decreased to $1.4 million from $1.5 million.

Operations and Technology Expenses

	Three months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Operations and technology	$34,328	$26,395	$7,933	30%
Percentage of revenue	33%	29%

Operations and technology expenses were $34.3 million for the three months ended September 30, 2022, compared to $26.4 million for the three months ended September 30, 2021. The increase of $7.9 million, or 30%, primarily consisted of an increase in personnel-related costs and software and technology expenses. For the three months ended September 30, 2022 compared to September 30, 2021, personnel-related costs increased to $29.1 million from $22.4 million primarily as a result of headcount increases and increases in stock based compensation in 2022, and software and technology expenses increased to $3.8 million from $3.0 million as a result of continued investment in our technology and infrastructure.

Selling, General, and Administrative Expenses

	Three months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Selling, general, and administrative	$34,701	$33,787	$914	3%
Percentage of revenue	33%	37%

Selling, general, and administrative expenses were $34.7 million for the three months ended September 30, 2022, compared to $33.8 million in for the three months ended September 30, 2021. The increase of $0.9 million, or 3%, primarily consisted of increases in other expenses, partially offset by decreases in personnel and related charges and facilities. For the three months ended September 30, 2022 compared to September 30, 2021, other expenses increased to $5.0 million from $3.6 million, driven primarily by a higher bad debt provision.

Depreciation and Amortization

	Three months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Depreciation and amortization	$3,004	$2,348	$656	28%
Percentage of revenue	3%	3%

Depreciation and amortization costs were $3.0 million for the three months ended September 30, 2022, compared to $2.3 million for the three months ended September 30, 2021. For the three months ended September 30, 2022, amortization of internal use software increased to $1.2 million from $0.5 million in the three months ended September 30, 2021. Amortization of acquired intangibles and depreciation of fixed assets remained flat over the comparative period.

Interest Income

	Three months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Interest income	$1,936	$29	$1,907	6576%
Percentage of revenue	2%	0%

Interest income was $1.9 million for the three months ended September 30, 2022 and less than $0.1 million for the three months ended September 30, 2021. The increase of $1.9 million is the result of rising market interest rates and our increased investment of cash into marketable securities.

Interest Expense

	Three months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Interest expense	$(235)	$(121)	$(114)	94%
Percentage of revenue	(0)%	(0)%

Interest expense on revolving lines of credit was $0.2 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021. The increase of $0.1 million is the result of increased borrowings.

Provision for Income Taxes

	Three months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Provision for income taxes	$279	$61	$218	357%
Percentage of revenue	0%	0%

Provision for income taxes was $0.3 million during the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue

Marketplace and Service Revenue

	Nine months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Marketplace and service revenue	$276,951	$221,632	$55,319	25%

Marketplace and service revenue was $277.0 million for the nine months ended September 30, 2022, compared to $221.6 million for the nine months ended September 30, 2021. The increase of $55.4 million, or 25% was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers, data and other service revenue. Auction marketplace revenue increases were driven in part by an increase in GMV per unit despite tempering unit volume. Additionally, we raised the buyer fees charged on our marketplace effective in December 2021. For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, auction marketplace revenue increased to $133.8 million from $120.9 million, other marketplace revenue increased to $118.3 million from $85.2 million, and data services revenue increased to $24.9 million from $15.5 million.

Customer Assurance Revenue

	Nine months ended September 30,		$ Change	% Change
	2022	2021
-	(in thousands)
Customer assurance revenue	$46,605	$36,626	$9,979	27%

Customer assurance revenue was $46.6 million for the nine months ended September 30, 2022, compared to $36.6 million for the nine months ended September 30, 2021. The increase of $10.0 million, or 27%, primarily consisted of an increase in revenue generated from Go Green assurance offerings sold to the seller in marketplace transactions. For the nine months ended September 30, 2022, Go Green assurance revenue increased to $42.2 million from $33.4 million in the nine months ended September 30, 2021. Revenue increases were primarily a result of an increase in the estimated fair value per unit.

Operating Expenses

Marketplace and Service Cost of Revenue

	Nine months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$143,400	$113,844	$29,556	26%
Percentage of revenue	44%	44%

Marketplace and service cost of revenue was $143.4 million for the nine months ended September 30, 2022, compared to $113.8 million for the nine months ended September 30, 2021. The increase of $29.6 million, or 26%, consisted of increases in the cost of generating auction marketplace revenue, other marketplace services revenue, and data services revenue. For the nine months ended September 30, 2022, total cost attributed to generating auction marketplace revenue increased to $21.7 million from $15.1 million in the nine months ended September 30, 2021, the total cost of generating other marketplace services revenue increased to $104.8 million from $85.8 million in the nine months ended September 30, 2021, and the total cost of generating data services revenue increased to $16.9 million from $12.9 million in the nine months ended September 30, 2021. For the nine months ended September 30, 2022, direct and allocated personnel-related costs included in auction marketplace cost of revenue increased to $8.7 million from $6.2 million in the nine months ended September 30, 2021 and direct and allocated personnel-related costs decreased to $9.8 million from $10.1 million in the nine months ended September 30, 2021. The amount of personnel-related costs in other marketplace cost of revenue is not material.

Customer Assurance Cost of Revenue

	Nine months ended September 30,		$ Change	% Change
	2022	2021
-	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$40,432	$32,886	$7,546	23%
Percentage of revenue	12%	13%

Customer assurance cost of revenue was $40.4 million for the nine months ended September 30, 2022, compared to $32.9 million for the nine months ended September 30, 2021. The increase of $7.5 million, or 23%, primarily consisted of costs attributable to our Go Green and other assurance offerings. The increased costs incurred to settle guarantees were due in part to higher value vehicles, on average, being subject to the guarantees. For the nine months ended September 30, 2022, Go Green assurance cost of revenue increased to $36.3 million from $29.5 million in the nine months ended September 30, 2021, and other assurance cost of revenue increased to $4.1 million from $3.4 million.

Operations and Technology Expenses

	Nine months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Operations and technology	$103,877	$71,489	$32,388	45%
Percentage of revenue	32%	28%

Operations and technology expenses were $103.9 million for the nine months ended September 30, 2022, compared to $71.5 million for the nine months ended September 30, 2021. The increase of $32.4 million, or 45%, primarily consisted of an increase in personnel-related costs and software and technology expenses. For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, personnel-related costs increased to $90.1 million from $60.3 million as a result of headcount increases and increases in stock based compensation in 2022, and software and technology expenses increased to $10.2 million from $7.6 million as a result of continued investment in our technology and infrastructure.

Selling, General, and Administrative Expenses

	Nine months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Selling, general, and administrative	$106,897	$85,275	$21,622	25%
Percentage of revenue	33%	33%

Selling, general, and administrative expenses were $106.9 million for the nine months ended September 30, 2022, compared to $85.3 million in for the nine months ended September 30, 2021. The increase of $21.6 million, or 25%, primarily consisted of increases in personnel related costs and other expenses. For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, personnel related costs increased to $87.5 million from $73.6 million primarily as a result of headcount increases and increases in stock based compensation in 2022, and other expenses increased to $16.3 million from $8.9 million driven primarily by higher bad debt provisions, insurance expenses, and advertising and marketing costs.

Depreciation and Amortization

	Nine months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Depreciation and amortization	$7,868	$5,877	$1,991	34%
Percentage of revenue	2%	2%

Depreciation and amortization costs were $7.9 million for the nine months ended September 30, 2022, compared to $5.9 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, amortization of acquired intangibles increased to $3.7 million from $2.8 million in the nine months ended September 30, 2021 and amortization of internal use software increased to $2.4 million from $1.4 million. Depreciation of fixed assets remained relatively flat over the comparative period.

Interest Income

	Nine months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Interest income	$2,618	$100	$2,518	2518%
Percentage of revenue	1%	0%

Interest income was $2.6 million for the nine months ended September 30, 2022 and $0.1 million for the nine months ended September 30, 2021. The increase of $2.5 million is the result of rising market interest rates and our increased investment of cash into marketable securities.

Interest Expense

	Nine months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Interest expense	$(683)	$(582)	$(101)	17%
Percentage of revenue	(0)%	(0)%

Interest expense on revolving lines of credit was $0.7 million for the nine months ended September 30, 2022 and $0.6 million for the nine months ended September 30, 2021. The increase of $0.1 million is the result of increased borrowings.

Provision for Income Taxes

	Nine months ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Provision for income taxes	$695	$275	$420	153%
Percentage of revenue	0%	0%

Provision for income taxes was approximately $0.7 million for the nine months ended September 30, 2022 up from approximately $0.3 million for the nine months ended September 30, 2021

Non-GAAP Financial Measures

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA Reconciliation
Net loss	$(23,668)	$(24,803)	$(77,678)	$(51,870)
Depreciation and amortization	3,110	2,493	8,211	6,221
Stock-based compensation	9,594	9,787	25,887	16,417
Interest (income) expense	(1,701)	92	(1,935)	482
Provision for income taxes	279	61	695	275
Other (income) expense, net	542	(10)	941	48
Adjusted EBITDA	$(11,844)	$(12,380)	$(43,879)	$(28,427)

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

We exclude contingent consideration liability valuation adjustments associated with the purchase consideration of transactions accounted for as business combinations. We also exclude certain other one-time, non-recurring items of a material nature, when applicable, such as acquisition-related and restructuring expenses, because we do not consider such amounts to be part of our ongoing operations nor are they comparable to prior periods nor predictive of future results.

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

The following table presents a reconciliation of Non-GAAP Net loss to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Non-GAAP Net loss Reconciliation
Net loss	$(23,668)	$(24,803)	$(77,678)	$(51,870)
Stock-based compensation	9,594	9,787	25,887	16,417
Amortization of acquired intangible assets	1,189	1,223	3,718	2,815
Amortization of capitalized stock based compensation	147	-	310	-
Contingent losses (gains)	-	-	200	-
Other	469	-	469	-
Non-GAAP Net loss	$(12,269)	$(13,793)	$(47,094)	$(32,638)

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

As of September 30, 2022, our principal sources of liquidity were cash and cash equivalents totaling $294.8 million, and investments in marketable securities totaling $207.6 million. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations and financial condition.

As of September 30, 2022, our principal commitments primarily consist of long-term debt and leases for office space. We have of $1.6 million lease obligations due within a year, and an additional $4.3 million of lease obligations due at various dates through 2032. Refer to Note 10 of our consolidated financial statements included in the Annual Report for more information.

In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of September 30, 2022 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.

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

We were in compliance with all such applicable covenants as of September 30, 2022, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. As of September 30, 2022, we had $0.5 million drawn under the 2019 Revolver, $70.0 million drawn under the 2021 Revolver, and there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.1 million.

Cash Flows from Operating, Investing, and Financing Activities

The following table shows a summary of our cash flows for the periods presented:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(75,309)	$88,417
Net cash provided by (used in) investing activities	(264,331)	(97,646)
Net cash provided by (used in) financing activities	68,454	377,155
Effect of exchange rates	(33)	-
Net increase (decrease) in cash and equivalents	$(271,219)	$367,926

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

In the nine months ended September 30, 2022, net cash used in operating activities of $75.3 million was primarily related to our net loss of $77.7 million, adjusted for net cash outflows of $39.2 million due to changes in our operating assets and liabilities, and for non-cash charges of $41.5 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and bad debt expense. The change in operating assets and liabilities were the result of a $4.4 million increase in other operating assets and a $98.4 million decrease in accounts payable, and a 0.7 million decrease in other current and non-current liabilities, which was partially offset by a $64.3 million decrease in accounts receivable. In the nine months ended September 30, 2022, marketplace float decreased by $26.3 million, primarily due to the decreased Marketplace GMV being transacted near the reporting date as compared to the end of the previous reporting date.

In the nine months ended September 30, 2021, net cash provided by operating activities of $88.4 million was primarily related to our net loss of $51.9 million, adjusted for net cash inflow of $114.6 million due to changes in our operating assets and liabilities, and for non-cash charges of $25.7 million. Non-cash charges primarily consisted of stock-based compensation, and depreciation and amortization of property and equipment and intangible assets. The change in operating assets and liabilities were the result of a $112.0 million increase in accounts receivable and a $4.3 million increase in other operating assets, which were offset by a $223.5 million increase in accounts payable and a $7.4 million increase in other current and non-current liabilities. In the nine months ended September 30, 2021, marketplace float increased by $107.7 million, primarily due to the increased Marketplace GMV being transacted near the reporting date as compared to the end of the previous reporting date.

Investing Activities

In the nine months ended September 30, 2022, net cash used in investing activities was $264.3 million and primarily related to increases in purchases of marketable securities, increases in financing receivables, our acquisition of Monk SAS, capital expenditures to purchase property and equipment to support field and site operations, and capitalized software development costs to support continued technology innovation.

In the nine months ended September 30, 2021, net cash used in investing activities was $97.6 million and primarily related to capital expenditures to purchase property and equipment to support field and site operations, along with capitalized software development costs to support continued technology innovation, increases in financing receivables, and the use of cash for the acquisition of a business.

Financing Activities

In the nine months ended September 30, 2022, net cash provided by financing activities was $68.5 million and was primarily the result of net proceeds from borrowings on the Revolver.

In the nine months ended September 30, 2021, net cash provided by financing activities was $377.2 million and was primarily the result of proceeds from our issuance of Class A common stock pursuant to our IPO, which were offset by net repayments of long term debt during the period, and payments for debt issuance and other financing costs.

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

In the third quarter of 2021, we completed an acquisition of the outstanding shares of Max Digital LLC, Max Digital, for approximately $61.4 million. The total purchase price was paid in cash. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in our results of operations from the acquisition date. In connection with the acquisition, we incurred approximately $1.1 million of transaction costs. The acquisition of Max Digital enabled us to expand our position in the used vehicle industry and enhance our service offerings with dealers and commercial partners.

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

Interest Rate Risk

We had cash and cash equivalents of $294.8 million as of September 30, 2022, which consisted of interest-bearing investments with maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $70.5 million as of September 30, 2022. The interest rate paid on these borrowings is variable, indexed to LIBOR or, with respect to the 2021 Revolver, a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver. A hypothetical 10% change in interest rates would not result in a material impact on our consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On March 19, 2021, a putative class action was filed against ACV Auctions, Inc., et al. in the U.S. District Court for the Western District of New York, alleging violations of the federal antitrust laws and New York State law related to an alleged conspiracy to set bids on our marketplace from transactions that originated from one seller. The complaint seeks statutory damages under such laws and other relief. In January 2022, the Court heard arguments on the motion to dismiss that the defendants had previously filed and dismissed the federal claims with leave for the plaintiff to amend their complaint. As of the end of September 2022, the Court is considering the defendants' motion to dismiss the third amended complaint. We intend to vigorously defend ourselves in this case. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome and cannot estimate the potential loss at this time. However, we believe that the resolution of this matter will not have a material adverse effect on our consolidated financial position.

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

Our revenue was $323.6 million, $258.3 million, $358.4 million, and $208.4 million for the nine months ended September 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of additional factors, including our ability to:

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

In addition, as a result of the COVID-19 pandemic, our operating results in financial periods occurring during the pandemic may not be indicative of our future performance. Beginning in March 2020, our customers’ operations were initially significantly disrupted in certain jurisdictions, causing a temporary significant decrease in activity on our online marketplace. Our operating results were initially negatively impacted by the COVID-19 pandemic at the end of the first quarter and the beginning of the second quarter of 2020. This initial negative disruption began to subside in May 2020 as the demand for used vehicles on a national level began to outpace supply, leading to higher used vehicle valuations and a higher percentage of successful auctions, and as dealers and commercial partners looked to an online marketplace to transact remotely. These market and industry trends combined with the strength of our service offerings drove favorable operating results. You should not rely on our financial performance for any period since the start of the pandemic as an indication of our future performance. Moreover, we cannot predict how the COVID-19 pandemic will continue to develop, particularly in light of variant strains of the virus, whether and to what extent government regulations or other restrictions may impact our operations or those of our customers, or whether or to what extent the COVID-19 pandemic or the effects thereof may have longer term unanticipated impacts on our business or the global economy.

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

We have experienced net losses in each annual period since inception. We generated net losses of $77.7 million, $51.9 million, $78.2 million, and $41.0 million for the nine months ended September 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $322.8 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. Costs and expenses could fluctuate in future periods, which could negatively affect our future results of operations. In particular, we intend to continue to expend substantial financial and other resources on:

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
•
differences between buyer and seller vehicle pricing expectations;
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

Any one of these or other factors discussed elsewhere herein or the cumulative effect of some of these factors may result in fluctuations in our revenue and operating results, meaning that quarter-to-quarter comparisons of our revenue, results of operations and cash flows may not necessarily be indicative of our future performance. In addition, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. Our actual business results may vary significantly from such guidance due to a number of factors, including many outside of our control, including due to the global economic uncertainty and market conditions, which could adversely affect our business and future operating results. Furthermore, we may in the future make downward revisions of our previously announced guidance. If we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our Class A common stock would decline.

We have also encountered, and will continue to encounter, other risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, including as a result of changes driven by developments related to the COVID-19 pandemic and global economic factors, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business may be harmed.

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

We face risks with respect to the condition of vehicles sold through our marketplace. We are engaged to inspect the majority of vehicles sold through our marketplace. We periodically receive complaints from buyers and sellers who believe our inspection reports are not consistent with the condition of the relevant vehicle sold through our marketplace. While our arbitration policy provides that we make no representations or guarantees regarding any vehicles sold through our marketplace, if our inspection reports are found to be inaccurate or otherwise fail to disclose material defects with vehicles, we risk diminished customer confidence in and use of our services. We also commit in some circumstances to covering the cost of undisclosed cosmetic damage. If we fail to disclose cosmetic damages in our inspection reports for a large number of transactions it could adversely affect our business, results of operations, and financial condition. In addition, buyers may be entitled in certain circumstances to cancellation of their purchase, which could reduce the amount of revenue we earn from the relevant sale.

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

We have exposure to credit risk with our dealer borrowers, which could have a negative impact on our profitability and financial condition.

We are subject to credit risk resulting from defaults on payments by dealer borrowers on their floorplan loans. Furthermore, a weak economic environment, degradations in the value of used vehicles or consumer’s financing becoming more expensive could exert pressure on our dealer customers resulting in higher delinquencies, repossessions, and losses for the Company. There can be no assurances that monitoring of our credit risk as it affects the collectability of loans and our efforts to mitigate credit exposure through underwriting policies and risk-mitigation strategies will be sufficient to prevent a negative impact to our profitability and financial condition.

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

Our business is affected by general business and economic conditions. This risk is presently heightened by factors such as the uncertain economic impact of the COVID-19 pandemic, rising inflation, interest rates and other macroeconomic pressures in the U.S. and the global economy, as well as the impact of Russia’s military operations in Ukraine, and ongoing volatility in the global economy, including a global or domestic recession or the fear thereof, that could increase our exposure to several risks. We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. During past global economic downturns, there has been an erosion of retail demand for new and used vehicles that, together with other factors such as financial market instability, led many lenders to reduce originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions could depress the number of vehicles that become part of the wholesale market in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting our volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and wholesale volumes. These factors could adversely affect our revenue and profitability.

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

Our operations and employees face risks related to health crises, such as the COVID-19 pandemic, that could adversely affect our financial condition and operating results.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the California Consumer Privacy Act, or CCPA, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides civil penalties for violations, as well as a private right of action for certain data breaches. In addition, it is anticipated that the California Privacy Rights Act, or CPRA, will expand the CCPA, including by expanding consumers’ rights with respect to certain personal information. The CPRA has also created a new state agency, the California Privacy Protection Agency, to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. Other states are considering enacting or have enacted similar laws. For example, Virginia passed its Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our information processing practices and policies, incur substantial compliance costs and subject us to increased potential liability. As another example, the Telephone Consumer Protection Act imposes specific requirements relating to marketing to individuals using technology such as telephones, mobile devices, and text messages. Additionally, we are subject to the terms of our privacy policies, privacy-related disclosures, and contractual and other privacy-related legal obligations to our customers and other third parties. Any failure or perceived failure by us or third parties we work with to comply with these policies, disclosures, and obligations to customers or other third parties, or industry oversight organizations, or data privacy and security laws may result in, but is not limited to, governmental or regulatory investigations, enforcement actions, regulatory or other fines, orders requiring that we change our practices, criminal compliance orders, claims for damages by affected individuals or litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us. Any of the foregoing could be costly and have an adverse effect on our reputation, business, financial condition, and operating results, including but not limited to: loss of customers; interruptions or stoppages in our business operations; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Cyberattacks and other malicious internet-based activity continue to increase, and platforms such as ours may be subject to cyberattacks. In addition to traditional computer “hackers,” there are other threat actors including employee theft or misuse and sophisticated nation-state and nation-state supported and sponsored attacks that are becoming increasingly difficult to detect. We and our third-party service providers may be subject to a variety of these evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), viruses, denial-of-service attacks (such as credential stuffing), malware installation, server malfunctions, ransomware attacks, supply-chain attacks, software bugs, software or hardware failures, loss of data or other computer assets, adware, telecommunications failures, earthquakes, fires, floods, or other similar issues. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. Similarly, supply chain-attacks have increased in frequency and severity and we cannot guarantee that third parties and infrastructure in our supply chain and our third-party partners' supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services.

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

Further, security compromises experienced by our customers with respect to information hosted on our platform, even if caused by the customer’s own misuse or negligence, may require us to make certain public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to use our platform. We may be subject to indemnity demands, regulatory proceedings, audits, penalties or litigation based on our customers’ misuse of our platform with respect to such sensitive information and defending against such litigation and otherwise addressing such matters may be expensive, cause distraction and result in us incurring liability, all of which may harm our business.

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

Our net operating loss carryforwards, or NOLs, and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our U.S. Federal NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. As of December 31, 2021, we had U.S. federal and state NOLs of $236.7 million and $188.4 million, respectively. Of the U.S. federal NOLs, $12.2 million will expire beginning in the year 2035 and $224.5 million will carry forward indefinitely.

Under the Tax Cuts and Jobs Act, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, U.S. NOLs arising in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs. Across the states, various NOL deduction limitations and carryforward periods are applicable based on state conformity to the Internal Revenue Code and state specific rules relate to NOL carryforward periods and usage.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2022 and on an annual basis thereafter. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, because the market value of our Class A common stock held by non-affiliates exceeded $700 million as of June 30, 2022, we will be deemed a “large accelerated filer” under the Exchange Act and will lose status as an emerging growth company as of December 31, 2022. As a result, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ending December 31, 2022 and on an annual basis thereafter. To prepare for eventual compliance with Section 404, we will be engaged in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, as of September 30, 2022, holders of our Class B common stock, collectively own shares representing approximately 78% of the voting power of our outstanding capital stock, with our directors, their affiliates, and our executive officers owning the majority of Class B common stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the aggregate outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

In addition, there were 6,273,887 shares of Class B common stock issuable upon the exercise of options as of September 30, 2022. There were also 1,491,055 shares of Class B common stock and 4,795,656 shares of Class A common stock issuable upon the vesting of restricted stock units, or RSUs, outstanding as of September 30, 2022. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise or vesting of outstanding options or RSUs, respectively, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of September 30, 2022, holders of a significant percentage of our capital stock, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

ACV Auctions Inc.

Date: November 9, 2022	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: November 9, 2022	By:	/s/ William Zerella
William Zerella
Chief Financial Officer