Form 10-Q
period 2023-03-31
ACV Auctions Inc.
filed 2023-05-10
CIK 1637873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, there were 129,596,430 shares of the registrant's Class A common stock, and 30,138,376 shares of Class B common stock, each with a par value of $0.001, outstanding.

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
•
our reliance on key personnel and our ability to identify, recruit and retain skilled personnel, especially as we establish new offerings;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three months ended March 31,
	2023	2022
Revenue:
Marketplace and service revenue	$104,863	$88,347
Customer assurance revenue	14,763	14,718
Total revenue	119,626	103,065
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	47,575	47,252
Customer assurance cost of revenue (excluding depreciation & amortization)	12,143	13,636
Operations and technology	35,660	32,829
Selling, general, and administrative	41,797	36,052
Depreciation and amortization	3,285	2,385
Total operating expenses	140,460	132,154
Loss from operations	(20,834)	(29,089)
Other income (expense):
Interest income	3,296	44
Interest expense	(315)	(210)
Total other income (expense)	2,981	(166)
Loss before income taxes	(17,853)	(29,255)
Provision for income taxes	347	240
Net loss	$(18,200)	$(29,495)
Weighted-average shares - basic and diluted	158,694,919	156,104,971
Net loss per share - basic and diluted	$(0.11)	$(0.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Net loss	$(18,200)	$(29,495)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	1,000	(73)
Foreign currency translation gain (loss)	244	31
Comprehensive loss	$(16,956)	$(29,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current Assets :
Cash and cash equivalents	$317,149	$280,752
Marketable securities	208,708	215,926
Trade receivables (net of allowance of $4,371 and $4,860)	189,167	168,732
Finance receivables (net of allowance of $2,256 and $2,275)	104,305	78,047
Other current assets	11,916	11,317
Total current assets	831,245	754,774
Property and equipment (net of accumulated depreciation of $7,635 and $6,986)	5,558	5,710
Goodwill	91,995	91,755
Acquired intangible assets (net of amortization of $13,190 and $11,990)	18,194	19,291
Internal-use software costs (net of amortization of $8,368 and $6,930)	42,285	36,992
Other assets	5,870	6,400
Total assets	995,147	914,922
Liabilities and Stockholders' Equity
Current Liabilities :
Accounts payable	387,745	323,661
Accrued payroll	10,215	10,052
Accrued other liabilities	15,406	14,504
Total current liabilities	413,366	348,217
Long-term debt	95,500	75,500
Other long-term liabilities	5,375	5,481
Total liabilities	$514,241	$429,198
Commitments and Contingencies (Note 5)
Stockholders' Equity :
Preferred Stock; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	-	-
Common stock - Class A; $0.001 par value; 2,000,000,000 shares authorized; 128,854,443 and 121,214,275 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	129	121
Common Stock - Class B; $0.001 par value; 160,000,000 shares authorized; 30,275,430 and 37,241,952 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	30	37
Additional paid-in capital	848,832	836,695
Accumulated deficit	(365,554)	(347,354)
Accumulated other comprehensive loss	(2,531)	(3,775)
Total stockholders' equity	480,906	485,724
Total liabilities and stockholders' equity	$995,147	$914,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	121,214,275	$121	37,241,952	$37	$836,695	$(347,354)	$(3,775)	$485,724
Conversion of Class B common stock to Class A common stock	7,042,121	7	(7,042,121)	(7)				-
Net loss						(18,200)		(18,200)
Other comprehensive income (loss)							1,244	1,244
Stock-based compensation					14,859			14,859
Exercise of common stock options	181,284	-			898			898
Vested restricted stock units	416,763	1	75,599	-	(3,620)			(3,619)
Balance as of March 31, 2023	128,854,443	$129	30,275,430	$30	$848,832	$(365,554)	$(2,531)	$480,906

	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	106,420,843	$106	49,661,126	$50	$801,142	$(245,161)	$(40)	$556,097
Conversion of Class B common stock to Class A common stock	3,650,448	4	(3,650,448)	(4)				-
Net loss						(29,495)		(29,495)
Other comprehensive income (loss)							(42)	(42)
Stock-based compensation					7,924			7,924
Exercise of common stock options	197,527	-			411			411
Vested restricted stock units	150,475	-			(1,273)			(1,273)
Escrowed shares	620,877	1			(1)			-
Balance as of March 31, 2022	111,040,170	$111	46,010,678	$46	$808,203	$(274,656)	$(82)	$533,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(18,200)	$(29,495)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,392	2,515
Stock-based compensation expense, net of amounts capitalized	11,505	7,549
Provision for bad debt	2,176	1,793
Other non-cash, net	(302)	659
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(21,487)	(6,603)
Other operating assets	(841)	(5,433)
Accounts payable	62,761	(7,526)
Other operating liabilities	3,976	5,085
Net cash provided by (used in) operating activities	42,980	(31,456)
Cash Flows from Investing Activities
Net increase in finance receivables	(27,407)	(19,420)
Purchases of property and equipment	(266)	(748)
Capitalization of software costs	(4,943)	(3,942)
Purchases of marketable securities	(35,602)	(7,411)
Maturities and redemptions of marketable securities	41,950	-
Sales of marketable securities	2,402	-
Acquisition of businesses (net of cash acquired)	-	(18,913)
Net cash provided by (used in) investing activities	(23,866)	(50,434)
Cash Flows from Financing Activities
Proceeds from long term debt	95,000	60,000
Payments towards long term debt	(75,000)	-
Proceeds from exercise of stock options	899	411
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(3,619)	(1,274)
Net cash provided by (used in) financing activities	17,280	59,137
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	8
Net increase (decrease) in cash, cash equivalents, and restricted cash	36,397	(22,745)
Cash, cash equivalents, and restricted cash, beginning of period	280,752	565,994
Cash, cash equivalents, and restricted cash, end of period	$317,149	$543,249
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$696	$375
Purchase of property and equipment and internal use software in accounts payable	$2,553	$1,064

The accompanying notes are an integral part of these condensed consolidated financial statements

ACV AUCTIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of Business and Summary of Significant Accounting Policies

Nature of Business – The Company operates in one industry segment, providing a digital wholesale auction marketplace (the “Marketplace”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC. ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. All services are provided in the United States and certain data services are also provided internationally. Services are supported by the Company’s operations which are in the United States, Canada and France.

Basis of Consolidation – The condensed consolidated financial statements include the accounts of ACV Auctions Inc. and all of its controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Preparation – The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company's financial information. The unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 1, 2023 (the "Annual Report"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

2.
Financial Instruments

The following is a summary of available-for-sale financial instruments, as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash equivalents:
Corporate securities (1)	$504	$-	$(1)	$503
U.S. treasury and agency securities	1,509	6	-	1,515
Total Cash equivalents	2,013	6	$(1)	2,018
Marketable securities:
Corporate securities (1)	175,709	260	(1,720)	174,249
U.S. treasury and agency securities	34,469	69	(79)	34,459
Total Marketable securities	$210,178	$329	$(1,799)	$208,708
(1) Comprised primarily of corporate bonds and commercial paper

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$184,321	$75	$(2,344)	$182,052
U.S. treasury and agency securities	34,071	3	(200)	33,874
Total Marketable securities	$218,392	$78	$(2,544)	$215,926
(1) Comprised primarily of corporate bonds and commercial paper

As of March 31, 2023, the fair values of available-for-sale financial instruments, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$102,567
Due in one to five years	108,159
Total	$210,726

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

3.
Fair Value Measurement

Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Assets and liabilities recorded at fair value in the condensed consolidated financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities are as follows:

Level 1: Observable inputs such as quoted prices in active markets for identical assets and liabilities.

Level 2: Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data which require the Company to develop its own assumptions.

The Company’s financial instruments that are not measured at fair value on a recurring basis include trade and finance accounts receivable and accounts payable whose carrying values approximate fair value due to the short-term nature of those instruments.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$193,466	$—	$—	$193,466
U.S. treasury and agency securities	1,515	—	—	1,515
Corporate securities	—	503	—	$503
Marketable Securities:
Corporate securities	—	174,249	—	174,249
U.S. treasury and agency securities	20,325	14,134	—	34,459
Total financial assets	$215,306	$188,886	$—	$404,192

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$36,679	$—	$—	$36,679
Marketable Securities:
Corporate securities	—	182,052	—	182,052
U.S. treasury and agency securities	26,006	7,868	—	33,874
Total financial assets	$62,685	$189,920	$—	$252,605

The Company classifies its highly liquid money market funds and U.S treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its corporate securities, and U.S. agency securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

4.
Accounts Receivable & Allowance for Doubtful Receivables

The Company maintains an allowance for doubtful receivables that in management’s judgment reflects losses inherent in the portfolio. A provision for doubtful receivables is recorded to adjust the level of the allowance in accordance with GAAP.

Changes in the allowance for doubtful trade receivables for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Beginning balance	$4,860	$3,724
Provision for bad debt	1,028	1,386
Net write-offs
Write-offs	(3,963)	(2,460)
Recoveries	2,446	878
Net write-offs	(1,517)	(1,582)
Ending balance	$4,371	$3,528

Changes in the allowance for doubtful finance receivables for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three months ended March 31,
	2023	2022
Beginning balance	$2,275	$636
Provision for bad debt	1,148	407
Net write-offs
Write-offs	(1,381)	(369)
Recoveries	214	30
Net write-offs	(1,167)	(339)
Ending balance	$2,256	$704

5.
Guarantees, Commitments and Contingencies

The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $306.1 million and $160.3 million at March 31, 2023 and December 31, 2022, respectively. The carrying amount of the liability presented in accrued other liabilities was $1.8 million and $1.2 million at March 31, 2023 and December 31, 2022, respectively.

The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in accrued other liabilities was $1.8 million and $1.4 million at March 31, 2023 and December 31, 2022, respectively.

Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at March 31, 2023 and December 31, 2022.

Litigation – The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company's liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its condensed consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.

6.
Borrowings

2019 Revolver

The Company has a revolving credit facility (the "2019 Revolver"). The 2019 Revolver was established to provide debt financing in support of the short-term finance receivable product offered to eligible customers purchasing vehicles through the Marketplace and is fully secured by the underlying finance receivable assets. On June 25, 2021 the Company entered into the First Amendment to Loan and Security Agreement ("The First Amendment"), which modified the interest rate to the London Interbank Offered Rate, or LIBOR (or a benchmark replacement in accordance with the First Amendment). The First Amendment maintains a maximum borrowing principal amount of $50.0 million.

2021 Revolver

The Company also has a second revolving credit facility (the "2021 Revolver"). The 2021 Revolver was established to provide general financing to the Company. The 2021 Revolver is secured by substantially all of the Company's assets. The maximum borrowing principal amount of the 2021 Revolver is $160.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time.

Refer to Note 9 contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding our revolving credit facilities and their key terms.

The Company’s outstanding long-term debt consisted of the following credit facility borrowings at March 31, 2023 and December 31, 2022 (in thousands):

			March 31,	December 31,
	Interest Rate*	Maturity Date*	2023	2022
2019 Revolver	8.71%	June 25, 2024	$500	$500
2021 Revolver	9.75%	August 24, 2026	95,000	75,000
Total long-term debt			$95,500	$75,500
* The interest rates and maturity dates in the table above represent the rate in place as of March 31, 2023

As of March 31, 2023 and December 31, 2022, there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.6 million, decreasing the availability under the 2021 Revolver by a corresponding amount.

As of March 31, 2023, the Company was in compliance with all of its financial covenants and non-financial covenants.

7.
Revenue

The following table summarizes the primary components of revenue; this level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended
	March 31,
	2023	2022
Auction marketplace revenue	$54,002	$43,960
Other marketplace revenue	42,691	36,340
Data services revenue	8,170	8,047
Marketplace and service revenue	$104,863	$88,347

Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $4.4 million and $3.8 million of contract liabilities included in Accrued other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. Revenue recognized from these contracts during the three months ended March 31, 2023 was $3.8 million. All the remaining performance obligations for contracts are expected to be recognized within one year.

8.
Stock-Based Compensation

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding our equity plans.

The following table summarizes the stock option activity for the three months ended March 31, 2023 (in thousands, except for share and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2022	7,801,650	$2.67	$43,185	6.0
Exercised	(181,284)	4.96
Forfeited	(103,105)	7.42
Expired	(5,308)	4.05
Outstanding, March 31, 2023	7,511,953	$2.55	$77,799	5.7
Exercisable, March 31, 2023	6,550,808	$2.10	$70,821	5.4

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2023 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2022	5,978,564	$14.57
Granted	2,239,099	$12.26
Vested	(863,322)	$14.29
Forfeited	(196,664)	$14.86
Outstanding, March 31, 2023	7,157,677	$13.87

As of March 31, 2023 there was approximately $75.7 million of compensation expense related to the unvested portion of common stock options and restricted stock units that will be recorded as compensation expense over a weighted-average period of 2.7 years.

During the first quarter of 2022, the Company entered into an escrow agreement (the "Escrow Agreement") for certain compensatory share-based service awards. The Escrow Agreement authorized 620,877 shares of common stock to be issued and held in escrow. Shares will be released and distributed equally on a six-month schedule to the employee award recipients with the final vesting date on February 22, 2025. At March 31, 2023, there was approximately $5.0 million of compensation expense related to the unvested portion of escrow shares that will be recorded over 1.9 years.

9.
Income Taxes

The Company had an effective tax rate of approximately (2)% and (1)% for the three months ended March 31, 2023 and 2022, respectively. The principal differences between the federal statutory rate and the effective tax rate is related to foreign taxes and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

10.
Net Income (Loss) Per Share

The numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's common stock are calculated as follows for the three months ended March 31, 2023 and 2022 (in thousands, except share data):

	Three months ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) attributable to common stockholders	$(14,393)	$(3,807)	$(20,421)	$(9,074)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	125,500,186	33,194,733	108,079,131	48,025,840
Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.11)	$(0.19)	$(0.19)

The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended March 31,
	2023	2022
Unvested RSU's and other awards	1,082,627	321,991
Stock options	5,281,394	6,003,177
Shares subject to the employee stock purchase plan	24,245	57,726

11.
Acquisitions

On February 22, 2022, the Company completed its acquisition of Monk SAS for total consideration of $18.6 million, net of cash acquired and expected working capital settlements. The total purchase price was paid in cash. In aggregate, $13.5 million was attributed to goodwill, $6.4 million to intangible assets and $1.1 million to net liabilities assumed. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and amortized on a straight-line basis over 15 years.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 1, 2023, or the Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our financial condition or results of operations, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. You should review the “Risk Factors” section of our Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We provide a highly efficient and vibrant digital marketplace for wholesale vehicle transactions and data services that offer transparent and accurate vehicle information to our customers. Our platform leverages data insights and technology to power our digital marketplace and data services, enabling our dealers and commercial partners to buy, sell, and value vehicles with confidence and efficiency. We strive to solve the challenges that the used automotive industry has faced for generations and provide powerful technology-enabled capabilities to our dealers and commercial partners who fulfill a critical role in the automotive ecosystem. We help dealers source and manage inventory and accurately price their vehicles as well as process payments, transfer titles, manage arbitrations, and finance and transport vehicles. Our platform encompasses:

•
Digital Marketplace. Connects buyers and sellers of wholesale vehicles in an intuitive and efficient manner. Our core marketplace offerings are auctions in varying formats, which facilitate real time transactions of wholesale vehicles, and are available across multiple platforms including mobile apps, desktop, and directly through API integration.We also offer transportation and financing services to facilitate the entire transaction journey.
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

We had 151,563 and 140,125 Marketplace Units sold on our marketplace, representing a total Marketplace Gross Merchandise Value, or Marketplace GMV, of $2.4 billion in each case, for the three months ended March 31, 2023 and 2022, respectively. In the three months ended March 31, 2023 and 2022, we generated revenue of $119.6 million and $103.1 million, net loss of $18.2 million and $29.5 million, and adjusted EBITDA of $(5.6) million and $(18.0) million, respectively. We continue to invest in growth to scale our company responsibly and drive towards sustained profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.

Key Operating and Financial Metrics

We regularly monitor a number of operating and financial metrics in order to measure our current performance and estimate our future performance. Our business metrics may be calculated in a manner different than similar business metrics used by other companies.

	Three months ended March 31,
	2023	2022	% Change
Marketplace Units	151,563	140,125	8.2%
Marketplace GMV	$2.4 billion	$2.4 billion	(0.7)%
Adjusted EBITDA	$(5.6) million	$(18.0) million

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

Marketplace GMV

Marketplace GMV is primarily driven by the volume and dollar value of Marketplace Units transacted on our digital marketplace. We believe that Marketplace GMV acts as an indicator of the success of our marketplace, signaling satisfaction of dealers and buyers on our marketplace, and the health, scale, and growth of our business. We define Marketplace GMV as the total dollar value of vehicles transacted through our digital marketplace within the applicable period, excluding any auction and ancillary fees. Because our definition of Marketplace Units does not include vehicles inspected but not sold on our digital marketplace, and because the value of the vehicle sold is not recognized as revenue, GMV does not represent revenue earned by us. We expect that Marketplace GMV will continue to grow as Marketplace Units grow, though at a varying rate within a given applicable period, as Marketplace GMV is also impacted by the value of each vehicle transacted. Due to the historically high values of used automobiles in the current environment, it is possible that as values normalize in the future, Marketplace GMV could decline even as Marketplace Units grow.

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

Adjusted EBITDA

Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation and amortization, stock-based compensation expense, interest (income) expense, other (income) expense, net, provision for income taxes, and other one-time, non-recurring items of a material nature, when applicable, such as acquisition-related and restructuring expenses. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with generally accepted accounting principles, or GAAP, to provide investors with additional information regarding our financial results. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measures.”

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

Grow Awareness for Our Offerings and Brand

Wholesale vehicle online penetration is in the early stages, lagging the consumer automotive market, and we expect more dealers and commercial partners to source and manage their inventory online. As the digitization of the wholesale automotive market accelerates, we believe that our digital marketplace is well positioned to capture a disproportionate share of that growth. We plan to use targeted sales and marketing efforts to educate potential Marketplace Buyers and Marketplace Sellers as to the benefits of our offerings and drive adoption of our platform. Our ability to grow awareness of our offerings and brand depend on a number of factors, including:

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

COVID-19 and Supply Shortages

In March 2020, our business and operations began to experience the effects of the worldwide COVID-19 pandemic. Starting in May 2020, our marketplace activity rebounded strongly to reach levels higher than the months of January and February 2020 prior to the impact of COVID-19. As supply constraints began to ease and the demand and supply for used vehicles reached a better equilibrium in the fourth quarter of 2020, the growth in our transaction volume and revenue normalized. In 2021 and 2022, the supply and demand in our marketplace continued to be impacted by the semiconductor supply shortage and COVID-19-related production disruptions.

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

Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended March 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$104,863	88%	$88,347	86%
Customer assurance revenue	14,763	12%	14,718	14%
Total revenue	119,626	100%	103,065	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	47,575	40%	47,252	46%
Customer assurance cost of revenue (excluding depreciation & amortization)	12,143	10%	13,636	13%
Operations and technology (1)	35,660	30%	32,829	32%
Selling, general, and administrative (1) (3)	41,797	35%	36,052	35%
Depreciation and amortization (2) (4)	3,285	3%	2,385	2%
Total operating expenses	140,460		132,154
Income (loss) from operations	(20,834)		(29,089)
Other income (expense):
Interest income	3,296		44
Interest expense	(315)		(210)
Total other income (expense)	2,981		(166)
Income (loss) before income taxes	(17,853)		(29,255)
Provision for income taxes	347		240
Net income (loss)	$(18,200)		$(29,495)

(1) Includes stock-based compensation expense as follows:	Three months ended March 31,
	2023	2022
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$203	$134
Operations and technology	2,399	1,687
Selling, general, and administrative	8,903	5,728
Stock-based compensation expense	$11,505	$7,549

(2) Includes acquired intangible asset amortization as follows:	Three months ended March 31,
0	2023	2022
	(in thousands)
Depreciation and amortization	$1,173	$1,228
Acquired intangible asset amortization	$1,173	$1,228

(3) Includes contingent losses (gains) as follows:	Three months ended March 31,
0	2023	2022
	(in thousands)
Selling, general, and administrative	$-	$200
Contingent losses (gains)	$-	$200

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended March 31,
0	2023	2022
	(in thousands)
Depreciation and amortization	$277	$-
Amortization of capitalized stock based compensation	$277	$-

Comparison of the three months ended March 31, 2023 and 2022

Revenue

Marketplace and Service Revenue

	Three months ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service revenue	$104,863	$88,347	$16,516	19%

The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers and data and other service revenue. Revenue increases in the current quarter were primarily volume-driven. Additionally, we raised the buyer fees charged on our marketplace effective in October 2022 that further contributed to the increase in revenue year-over-year. For the three months ended March 31, 2023 compared to the three months ended March 31, 2022, auction marketplace revenue increased to $54.0 million from $44.0 million, other marketplace revenue increased to $42.7 million from $36.3 million, and data services revenue increased to $8.2 million from $8.0 million.

Customer Assurance Revenue

	Three months ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Customer assurance revenue	$14,763	$14,718	$45	0%

Customer assurance revenue was consistent year over year through the first quarter. For the three months ended March 31, 2023, Go Green assurance revenue decreased to $13.1 million from $13.6 million in the three months ended March 31, 2022 as a result of a lower fair value per guaranteed unit. Other assurance revenue increased to $1.7 million for the three months ended March 31, 2023 from $1.1 million for the three months ended March 31, 2022 as a result of increased unit volume of other price guarantees.

Operating Expenses

Marketplace and Service Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$47,575	$47,252	$323	1%
Percentage of revenue	40%	46%

The increase consisted of higher costs related to generating auction marketplace revenue partially offset by lower costs attributed to other marketplace cost of revenue. Other marketplace cost of revenues decreased to $33.6 million for the three months ended March 31, 2023, compared to $35.2 million for the three months ended March 31, 2022 as we effectively manage costs. For the three months ended March 31, 2023 compared to three months ended March 31, 2022, total cost attributed to generating auction marketplace revenue increased to $8.3 million from $6.7 million and the total cost of generating data services revenue increased to $5.7 million from $5.4 million. The increase in auction marketplace cost of revenue is primarily due to increased units sold through our marketplace platform. Marketplace and services costs of revenues as a percentage of revenue decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as we continued to grow revenue and scale our business.

Customer Assurance Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$12,143	$13,636	$(1,493)	(11)%
Percentage of revenue	10%	13%

The decrease primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by a decrease in averaee cost incurred to settle guarantees as we effectively manage our assurance offerings. For the three months ended March 31, 2023, Go Green assurance cost of revenue decreased to $11.0 million from $12.5 million in three months ended March 31, 2022.

Operations and Technology Expenses

	Three months ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Operations and technology	$35,660	$32,829	$2,831	9%
Percentage of revenue	30%	32%

The increase primarily consisted of an increase in personnel related costs and software and technology expenses. For the three months ended March 31, 2023 compared to March 31, 2022, personnel-related costs increased to $30.6 million from $28.6 million as a result of increased stock-based compensation and employee benefit expenses. Software and technology expenses increased to $3.7 million from $3.1 million as a result of continued investment in our technology and infrastructure. Operations and technology expense as a percentage of revenue decreased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as we effectively manage costs while we continue to invest in future growth.

Selling, General, and Administrative Expenses

	Three months ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Selling, general, and administrative	$41,797	$36,052	$5,745	16%
Percentage of revenue	35%	35%

The increase primarily consisted of increases in personnel-related costs, partially offset by a decrease in other expenses. For the three months ended March 31, 2023 compared to March 31, 2022, personnel related costs increased to $35.3 million from $28.4 million, as a result of increased stock-based compensation and employee benefit expenses. Other expenses decreased to $5.3 million from $6.5 million in the three months ended March 31, 2023 compared to March 31, 2022, driven primarily by a decrease in advertising and marketing costs. Selling, general, and administrative expenses as a percentage of revenue remained consistent during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 as we continue to invest in our business to support future growth.

Depreciation and Amortization

	Three months ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Depreciation and amortization	$3,285	$2,385	$900	38%
Percentage of revenue	3%	2%

The increase is primarily due to an increase of $0.8 million in amortization of internal-use software costs. The increase in depreciation and amortization as a percentage of revenue is due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense.

Interest Income

	Three months ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Interest income	$3,296	$44	$3,252	7391%

The increase was primarily driven by marketable securities increasing to $208.7 million as of March 31, 2023 from $21.1 million as of March 31, 2022 as well as higher interest rates during the three months ended March 31, 2023 compared to three months ended March 31, 2022.

Interest Expense

	Three months ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Interest expense	$(315)	$(210)	$(105)	50%

The increase was primarily driven by an increase in borrowings during the three months ended March 31, 2023 as compared to the three month ended March 31, 2022.

Provision for Income Taxes

	Three months ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Provision for income taxes	$347	$240	$107	45%

Our effective tax rate was approximately (2)% and (1)% for the three months ended March 31, 2023 and 2022, respectively. The principal differences between the federal statutory rate and the effective tax rate is related to foreign taxes and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not consider the impact of stock-based compensation expense; (iv) it does not reflect other non-operating income and expenses, including interest income and expense; (v) it does not consider the impact of any contingent consideration liability valuation adjustments; and (vi) it does not reflect tax payments that may represent a reduction in cash available to us; and (vii) it does not reflect other one-time, non-recurring items of a material nature, when applicable, such as acquisition-related and restructuring expenses . In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income (loss)	$(18,200)	$(29,495)
Depreciation and amortization	3,392	2,516
Stock-based compensation	11,505	7,924
Interest (income) expense	(2,981)	166
Provision for income taxes	347	240
Acquisition-related costs	206	-
Other (income) expense, net	96	691
Adjusted EBITDA	$(5,635)	$(17,958)

Non-GAAP Net income (loss)

We report our financial results in accordance with GAAP. However, management believes that Non-GAAP Net income (loss), a financial measure that is not presented in accordance with GAAP, provides investors with additional useful information to measure operating performance and current and future liquidity when taken together with our financial results presented in accordance with GAAP. By providing this information, we believe management and the users of the financial statements are better able to understand the financial results of what we consider to be our organic, continuing operations.

In the calculation of Non-GAAP Net income (loss), we exclude stock-based compensation expense because of varying available valuation methodologies, subjective assumptions and the variety of equity instruments that can impact our non-cash expense. We believe that providing non-GAAP financial measures that exclude stock-based compensation expense allows for more meaningful comparisons between our operating results from period to period.

We exclude amortization of acquired intangible assets from the calculation of Non-GAAP Net income (loss). We believe that excluding the impact of amortization of acquired intangible assets allows for more meaningful comparisons between operating results from period to period as the underlying intangible assets are valued at the time of acquisition and are amortized over several years after the acquisition.

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

Non-GAAP Net income (loss) is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not consider the impact of stock-based compensation expense; (ii) although amortization is a non-cash charge, the underlying assets may need to be replaced and Non-GAAP Net income (loss) does not reflect these capital expenditures; (iii) it does not consider the impact of any contingent consideration liability valuation adjustments; and (iv) it does not consider the impact of other one-time charges, such as acquisition-related and restructuring expenses, which could be material to the results of our operations. In addition, our use of Non-GAAP Net income (loss) may not be comparable to similarly titled measures of other companies because they may not calculate Non-GAAP Net income (loss) in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Non-GAAP Net income (loss) alongside other financial measures, including our net loss and other results stated in accordance with GAAP.

The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income (loss)	$(18,200)	$(29,495)
Stock-based compensation	11,505	7,924
Amortization of acquired intangible assets	1,173	1,228
Amortization of capitalized stock-based compensation	277	-
Acquisition-related costs	206	-
Contingent losses (gains)	-	200
Non-GAAP Net income (loss)	$(5,039)	$(20,143)

Liquidity and Capital Resources

We have financed operations since our inception primarily through our marketplace revenue and proceeds from sales of equity securities.

As of March 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $317.1 million, and investments in marketable securities totaling $208.7 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.

As of March 31, 2023, our principal commitments primarily consist of long-term debt and leases for office space. We have $1.0 million of lease obligations due within a year, and an additional $3.2 million of lease obligations due at various dates through 2032. Refer to Note 10 of our consolidated financial statements included in the Annual Report for more information.

In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of March 31, 2023 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.

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

Our Debt Arrangements

We entered into a revolving credit facility with Credit Suisse AG, New York Branch, or the 2019 Revolver, in December 2019. We entered into an amendment to the 2019 Revolver on June 25, 2021. In the first quarter of 2023 our 2019 revolver was assigned by Credit Suisse to Atlas SP Partners. The terms of the agreement did not change as part of the assignment. We also entered into a revolving credit facility with JP Morgan Chase Bank, N.A., or the 2021 Revolver, on August 24, 2021.

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

We were in compliance with all such applicable covenants as of March 31, 2023, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. As of March 31, 2023, we had $0.5 million drawn under the 2019 Revolver, $95.0 million drawn under the 2021 Revolver, and there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.6 million.

Cash Flows from Operating, Investing, and Financing Activities

The following table shows a summary of our cash flows for the periods presented:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$42,980	$(31,456)
Net cash provided by (used in) investing activities	(23,866)	(50,434)
Net cash provided by (used in) financing activities	17,280	59,137
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	8
Net increase (decrease) in cash and equivalents	$36,397	$(22,745)

Operating Activities

Our largest source of operating cash is cash collection from fees earned on our marketplace services. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses.

In the three months ended March 31, 2023, net cash provided by operating activities of $43.0 million was primarily related to our net cash inflow of $44.4 million due to changes in our operating assets and liabilities and by non-cash charges of $16.8 million, partially offset by our net loss of $18.2 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and bad debt expense. The change in operating assets and liabilities were the result of a $62.8 million increase in accounts payable and a $4.0 million increase in other current and non-current liabilities offset by a $21.5 million increase in accounts receivable.

In the three months ended March 31, 2022, net cash used in operating activities of $31.5 million was primarily related to our net loss of $29.5 million, adjusted for net cash outflow of $14.5 million due to changes in our operating assets and liabilities, and for non-cash charges of $12.5 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and bad debt expense. The change in operating assets and liabilities were the result of a $6.6 million increase in accounts receivable and a $5.4 million increase in other operating assets, a $7.5 million increase in accounts payable, which were offset by a $5.1 million increase in other current and non-current liabilities.

Investing Activities

In the three months ended March 31, 2023, net cash used in investing activities was $23.9 million and primarily related to $35.6 million in purchases of marketable securities, increase of $27.4 million in financing receivables, $4.9 million in capitalized software development costs to support continued technology innovation, and expenditures to purchase property and equipment to support field and site operations, partially offset by $44.4 million in sales, maturities, and redemptions of marketable securities.

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

Financing Activities

In the three months ended March 31, 2023, net cash provided by financing activities was $17.3 million and was primarily the result of $20.0 million in net proceeds from borrowings on the 2021 Revolver, partially offset by $3.6 million for the payment of RSU tax withholdings in exchange for shares of common stock surrendered by RSU holders.

In the three months ended March 31, 2022, net cash provided by financing activities was $59.1 million and was primarily the result of proceeds from borrowings on the 2021 Revolver.

Acquisitions

In the first quarter of 2022, we completed an acquisition of all of the outstanding shares of Monk SAS for approximately $18.6 million. The total purchase price was paid in cash. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in our results of operations from the acquisition date. In connection with the acquisition, we incurred approximately $0.5 million of transaction costs. The acquisition of Monk SAS enabled us to expand our position in the used vehicle industry and enhance our service offerings with dealers and commercial partners.

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

Interest Rate Risk

We had cash and cash equivalents of $317.1 million as of March 31, 2023, which consisted of interest-bearing investments with maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $95.5 million as of March 31, 2023. The interest rate paid on these borrowings is variable, indexed to LIBOR which will transition to the Secured Overnight Financing Rate on or about June 30, 2023. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. The material set forth in Note 5 (pertaining to information regarding legal contingencies) of the Notes of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference..

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Annual Report. Refer to the Annual Report for a complete discussion of our potential risks and uncertainties related to our business and on investment in our Class A common stock. The risks and uncertainties described in our Annual Report are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any risks not specified in our Annual Report materialize, our business, financial condition and results of operations could be materially and adversely affected. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Equity Securities

On February 22, 2022, we issued 620,877 shares of Class A common stock in connection with an acquisition. The issuance was made pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

(b) Use of Proceeds

Not applicable.

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

ACV Auctions Inc.

Date: May 10, 2023	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: May 10, 2023	By:	/s/ William Zerella
William Zerella
Chief Financial Officer