Form 10-Q
period 2023-06-30
ACV Auctions Inc.
filed 2023-08-07
CIK 1637873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 135,092,930 shares of the registrant's Class A common stock, and 25,664,828 shares of Class B common stock, each with a par value of $0.001, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Marketplace and service revenue	$109,360	$97,752	$214,223	$186,099
Customer assurance revenue	14,857	17,320	29,620	32,038
Total revenue	124,217	115,072	243,843	218,137
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	50,229	49,893	97,804	97,145
Customer assurance cost of revenue (excluding depreciation & amortization)	13,474	14,575	25,617	28,211
Operations and technology	35,303	36,720	71,048	69,549
Selling, general, and administrative	41,180	36,144	82,892	72,196
Depreciation and amortization	3,821	2,479	7,106	4,864
Total operating expenses	144,007	139,811	284,467	271,965
Loss from operations	(19,790)	(24,739)	(40,624)	(53,828)
Other income (expense):
Interest income	4,720	638	8,016	682
Interest expense	(451)	(238)	(766)	(448)
Total other income (expense)	4,269	400	7,250	234
Loss before income taxes	(15,521)	(24,339)	(33,374)	(53,594)
Provision for income taxes	61	176	408	416
Net loss	$(15,582)	$(24,515)	$(33,782)	$(54,010)
Weighted-average shares - basic and diluted	159,463,851	156,703,734	159,090,377	156,484,903
Net loss per share - basic and diluted	$(0.10)	$(0.16)	$(0.21)	$(0.35)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(15,582)	$(24,515)	$(33,782)	$(54,010)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(972)	(1,037)	28	(1,110)
Foreign currency translation (loss) gain	19	(1,540)	263	(1,509)
Comprehensive loss	$(16,535)	$(27,092)	$(33,491)	$(56,629)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Current Assets :
Cash and cash equivalents	$271,947	$280,752
Marketable securities	228,381	215,926
Trade receivables (net of allowance of $3,629 and $4,860)	144,036	168,732
Finance receivables (net of allowance of $3,048 and $2,275)	97,784	78,047
Other current assets	9,509	11,317
Total current assets	751,657	754,774
Property and equipment (net of accumulated depreciation of $5,538 and $6,986)	5,518	5,710
Goodwill	96,847	91,755
Acquired intangible assets (net of amortization of $14,486 and $11,990)	22,846	19,291
Capitalized software (net of amortization of $9,967 and $6,930)	48,465	36,992
Other assets	11,084	6,400
Total assets	936,417	914,922
Liabilities and Stockholders' Equity
Current Liabilities :
Accounts payable	319,766	323,661
Accrued payroll	11,356	10,052
Accrued other liabilities	13,393	14,504
Total current liabilities	344,515	348,217
Long-term debt	105,000	75,500
Other long-term liabilities	10,733	5,481
Total liabilities	$460,248	$429,198
Commitments and Contingencies (Note 5)
Stockholders' Equity :
Preferred Stock; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	-	-
Common Stock - Class A; $0.001 par value; 2,000,000,000 shares authorized; 134,717,291 and 121,214,275 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	135	121
Common Stock - Class B; $0.001 par value; 160,000,000 shares authorized; 25,610,643 and 37,241,952 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	26	37
Additional paid-in capital	860,628	836,695
Accumulated deficit	(381,136)	(347,354)
Accumulated other comprehensive loss	(3,484)	(3,775)
Total stockholders' equity	476,169	485,724
Total liabilities and stockholders' equity	$936,417	$914,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months Ended June 30, 2023
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, March 31, 2023	128,854,443	$129	30,275,430	$30	$848,832	$(365,554)	$(2,531)	$480,906
Conversion of Class B common stock to Class A common stock	4,752,818	4	(4,752,818)	(4)				-
Net loss						(15,582)		(15,582)
Other comprehensive loss							(953)	(953)
Stock-based compensation					11,605			11,605
Exercise of common stock options	655,392	1			1,876			1,877
Vested restricted stock units	278,711	1	88,031	-	(3,015)			(3,014)
Issuance of shares for employee stock purchase plan	175,927	-			1,330			1,330
Balance as of June 30, 2023	134,717,291	$135	25,610,643	$26	$860,628	$(381,136)	$(3,484)	$476,169

	Six Months Ended June 30, 2023
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	121,214,275	$121	37,241,952	37	$836,695	$(347,354)	$(3,775)	$485,724
Conversion of Class B common stock to Class A common stock	11,794,939	11	(11,794,939)	(11)				-
Net loss						(33,782)		(33,782)
Other comprehensive loss							291	291
Stock-based compensation					26,464			26,464
Exercise of common stock options	836,676	1			2,774			2,775
Vested restricted stock units	695,474	1	163,630	-	(6,635)			(6,634)
Issuance of shares for employee stock purchase plan	175,927	1			1,330			1,331
Balance as of June 30, 2023	134,717,291	$135	25,610,643	$26	$860,628	$(381,136)	$(3,484)	$476,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended June 30, 2022
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, March 31, 2022	111,040,170	$111	46,010,678	$46	$808,203	$(274,656)	$(82)	$533,622
Conversion of Class B common stock to Class A common stock	3,397,095	4	(3,397,095)	(4)				-
Net loss						(24,515)		(24,515)
Other comprehensive loss							(2,577)	(2,577)
Stock-based compensation					9,119			9,119
Exercise of common stock options	243,895	-			348			348
Vested restricted stock units	124,339	-			(1,262)			(1,262)
Issuance of shares for employee stock purchase plan	128,176	-			930			930
Balance as of June 30, 2022	114,933,675	$115	42,613,583	$42	$817,338	$(299,171)	$(2,659)	$515,665

	Six Months Ended June 30, 2022
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	106,420,843	$106	49,661,126	50	$801,142	$(245,161)	$(40)	$556,097
Conversion of Class B common stock to Class A common stock	7,047,543	8	(7,047,543)	(8)				-
Net loss						(54,010)		(54,010)
Other comprehensive loss							(2,619)	(2,619)
Stock-based compensation					17,043			17,043
Exercise of common stock options	441,422	-			759			759
Vested restricted stock units	274,814	-			(2,535)			(2,535)
Escrowed shares	620,877	1			(1)			-
Issuance of shares for employee stock purchase plan	128,176	-			930			930
Balance as of June 30, 2022	114,933,675	$115	42,613,583	$42	$817,338	$(299,171)	$(2,659)	$515,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(33,782)	$(54,010)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,320	5,101
Stock-based compensation expense, net of amounts capitalized	23,407	16,293
Provision for bad debt	5,807	4,100
Other non-cash, net	(575)	406
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	27,102	(6,154)
Other operating assets	1,622	(343)
Accounts payable	(9,075)	(39,475)
Other operating liabilities	1,530	1,530
Net cash provided by (used in) operating activities	23,356	(72,552)
Cash Flows from Investing Activities
Net increase in finance receivables	(22,265)	(33,892)
Purchases of property and equipment	(880)	(1,809)
Capitalization of software costs	(12,826)	(8,689)
Purchases of marketable securities	(88,058)	(197,312)
Maturities and redemptions of marketable securities	74,490	2,000
Sales of marketable securities	2,402	-
Acquisition of businesses (net of cash acquired)	(12,000)	(18,913)
Net cash provided by (used in) investing activities	(59,137)	(258,615)
Cash Flows from Financing Activities
Proceeds from long term debt	200,000	130,000
Payments towards long term debt	(170,500)	(60,000)
Proceeds from exercise of stock options	2,774	759
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(6,635)	(2,556)
Proceeds from employee stock purchase plan	1,330	930
Net cash provided by (used in) financing activities	26,969	69,133
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7	(18)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,805)	(262,052)
Cash, cash equivalents, and restricted cash, beginning of period	280,752	565,994
Cash, cash equivalents, and restricted cash, end of period	$271,947	$303,942
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$1,483	$750
Purchase of property and equipment and internal use software in accounts payable	$1,880	$288

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

Seasonality – The volume of vehicles sold through the Marketplace generally fluctuates from quarter to quarter. This seasonality is caused by several factors, including holidays, weather, the seasonality of the retail market for used vehicles and the timing of federal tax returns, which affects the demand side of the automotive industry. As a result, revenue and operating expenses related to volume fluctuate accordingly on a quarterly basis. In the fourth quarter, we typically experience lower used vehicle volume on our Marketplace as well as additional costs associated with the holidays. Seasonally depressed used vehicle volume on our Marketplace typically continues during the winter months through the first quarter. Typical seasonality trends may not be observed in periods where other external factors more significantly impact the industry.

2.
Financial Instruments

The following is a summary of available-for-sale financial instruments, as of June 30, 2023 and December 31, 2022, respectively (in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$176,858	$1	$(2,221)	$174,638
U.S. treasury and agency securities	53,960	4	(221)	53,743
Total Marketable securities	$230,818	$5	$(2,442)	$228,381
(1) Comprised primarily of corporate bonds and commercial paper

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$184,321	$75	$(2,344)	$182,052
U.S. treasury and agency securities	34,071	3	(200)	33,874
Total Marketable securities	$218,392	$78	$(2,544)	$215,926
(1) Comprised primarily of corporate bonds and commercial paper

As of June 30, 2023, the fair values of available-for-sale financial instruments, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$143,556
Due in one to five years	84,825
Total	$228,381

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$128,667	$-	$-	$128,667
Marketable Securities:
Corporate securities	-	174,638	-	174,638
U.S. treasury and agency securities	41,793	11,950	-	53,743
Total financial assets	$170,460	$186,588	$—	$357,048

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$36,679	$-	$-	$36,679
Marketable Securities:
Corporate securities	-	182,052	-	182,052
U.S. treasury and agency securities	26,006	7,868	-	33,874
Total financial assets	$62,685	$189,920	$-	$252,605

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

Changes in the allowance for doubtful trade receivables for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning balance	$4,371	$3,528	$4,860	$3,724
Provision for bad debt	2,251	1,833	3,279	3,219
Net write-offs
Write-offs	(4,225)	(3,198)	(8,188)	(5,658)
Recoveries	1,232	2,103	3,678	2,981
Net write-offs	(2,993)	(1,095)	(4,510)	(2,677)
Ending balance	$3,629	$4,266	$3,629	$4,266

Changes in the allowance for doubtful finance receivables for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Beginning balance	$2,256	$704	$2,275	$636
Provision for bad debt	1,380	474	2,528	881
Net write-offs
Write-offs	(771)	(207)	(2,152)	(577)
Recoveries	183	-	397	30
Net write-offs	(588)	(207)	(1,755)	(546)
Ending balance	$3,048	$971	$3,048	$971

5.
Guarantees, Commitments and Contingencies

The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $222.9 million and $160.3 million at June 30, 2023 and December 31, 2022, respectively. The carrying amount of the liability presented in accrued other liabilities was $1.5 million and $1.2 million at June 30, 2023 and December 31, 2022, respectively.

The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in accrued other liabilities was $1.4 million at June 30, 2023 and December 31, 2022.

Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at June 30, 2023 and December 31, 2022.

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

6.
Borrowings

2019 Revolver

On December 20, 2019, the Company entered into a revolving credit facility (the “2019 Revolver”). On June 26, 2023, the Company entered into an agreement to extinguish the 2019 Revolver. As of June 30, 2023, there was no outstanding balance under the 2019 Revolver. As of December 31, 2022, $0.5 million was outstanding under the 2019 Revolver.

2021 Revolver

On August 24, 2021, the Company entered into a revolving credit facility (the “2021 Revolver”). The 2021 Revolver was established to provide general financing to the Company. The 2021 Revolver is secured by substantially all of the Company's assets except for ACV Capital receivables. The maximum borrowing principal amount of the 2021 Revolver is $160.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. On June 1, 2023, the Company entered into Amendment No. 1 ("The First Amendment"), which modified the rate to which interest payments are indexed to the Secured Overnight Financing Rate, or SOFR. The interest rate applicable to the 2021 Revolver is, at our option, either (a) SOFR (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) (subject to a 0.00% SOFR floor), plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c)(i) 1.00% plus (ii) the adjusted SOFR rate for a one-month interest period. The First Amendment maintains a maximum borrowing principal amount of $160.0 million.

Refer to Note 9 contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding our revolving credit facilities and their key terms.

As of June 30, 2023 and December 31, 2022, outstanding borrowings under the 2021 Revolver were $105.0 million and $75.0 million, respectively, and there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.6 million, decreasing the availability under the 2021 Revolver by a corresponding amount. As of June 30, 2023, the interest rate on the outstanding borrowing was 10.0%.

As of June 30, 2023, the Company was in compliance with all of its financial covenants and non-financial covenants.

7.
Revenue

The following table summarizes the primary components of revenue; this level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Auction marketplace revenue	$54,519	$48,081	$108,521	$92,042
Other marketplace revenue	46,548	41,451	89,239	77,792
Data services revenue	8,293	8,219	16,463	16,266
Marketplace and service revenue	$109,360	$97,752	$214,223	$186,099

Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $4.0 million and $3.8 million of contract liabilities included in Accrued other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. Revenue recognized for the three months ended June 30, 2023 from amounts included in deferred revenue as of March 31, 2023 was $4.4 million. Revenue recognized for the six months ended June 30, 2023 from amounts included in deferred revenue as of December 31, 2022 was $3.8 million. All the remaining performance obligations for contracts are expected to be recognized within one year.

8.
Stock-Based Compensation

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding our equity plans.

The following table summarizes the stock option activity for the six months ended June 30, 2023 (in thousands, except for share and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2022	7,801,650	$2.67	$43,185	6.0
Exercised	(836,676)	3.32
Forfeited	(110,113)	7.31
Expired	(12,302)	4.53
Outstanding, June 30, 2023	6,842,559	$2.52	$100,944	5.4
Exercisable, June 30, 2023	6,093,265	$2.12	$92,339	5.1

The following table summarizes the restricted stock unit activity for the six months ended June 30, 2023 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2022	5,978,564	$14.57
Granted	2,878,818	$12.41
Vested	(1,451,870)	$14.49
Forfeited	(298,526)	$13.40
Outstanding, June 30, 2023	7,106,986	$13.76

As of June 30, 2023 there was approximately $91.5 million of compensation expense related to the unvested portion of common stock options and restricted stock units that will be recorded as compensation expense over a weighted-average period of 2.5 years.

During the first quarter of 2022, the Company entered into an escrow agreement (the "Escrow Agreement") for certain compensatory share-based service awards. The Escrow Agreement authorized 620,877 shares of common stock to be issued and held in escrow. Shares will be released and distributed equally on a six-month schedule to the employee award recipients with the final vesting date on February 22, 2025. At June 30, 2023, there was approximately $4.3 million of compensation expense related to the unvested portion of escrow shares that will be recorded over 1.7 years.

9.
Income Taxes

The Company had an effective tax rate of approximately 0% and (1)% for the three months ended June 30, 2023 and 2022, and (1)% for the six months ended June 30, 2023 and 2022. The principal differences between the federal statutory rate and the effective tax rate is related to foreign taxes and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

10.
Net Income (Loss) Per Share

The numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's common stock are calculated as follows for the three and six months ended June 30, 2023 and 2022 (in thousands, except share data):

	Three months ended June 30,				Six months ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(12,798)	$(2,784)	$(17,682)	$(6,833)	$(27,233)	$(6,549)	$(38,189)	$(15,821)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	130,969,040	28,494,811	113,027,404	43,676,330	128,249,720	30,840,657	110,645,832	45,839,070
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.10)	$(0.16)	$(0.16)	$(0.21)	$(0.21)	$(0.35)	$(0.35)

The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Unvested RSUs and other awards	2,276,673	681,577	1,803,979	527,072
Stock options	5,564,549	5,153,279	5,470,883	5,616,566
Shares subject to the employee stock purchase plan	118,414	179,218	151,174	135,489

11.
Acquisitions

On April 24, 2023, the Company completed its acquisition of all of the outstanding shares of Dealers Auto Auction of Oklahoma City, LLC (“DAA OKC”) for total consideration of $12.0 million. The aggregate purchase price was preliminarily allocated to $4.9 million of goodwill, $5.9 million of intangible assets and $1.2 million of net assets assumed. The purchase price allocations are subject to adjustments as they are finalized over the 12 month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

DAA OKC offers wholesale car auction services and the investment into DAA OKC enabled the Company to expand its range of offerings to dealers and commercial partners. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date.

On February 22, 2022, the Company completed its acquisition of Monk SAS for total consideration of $18.6 million, net of cash acquired and working capital adjustments. The total purchase price was paid in cash. In aggregate, $13.5 million was attributed to goodwill, $6.4 million to intangible assets and $1.1 million to net liabilities assumed. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and amortized on a straight-line basis over 15 years.

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

For the three and six months ended June 30, 2023 we had 153,148 and 304,711 Marketplace Units sold on our marketplace representing a total Marketplace Gross Merchandise Value, or Marketplace GMV, of $2.5 billion and $4.9 billion, a decrease of 10% and 5%, respectively, from the same periods in 2022. In the three and six months ended June 30, 2023, we generated revenue of $124.2 million and $243.8 million, an increase of 8% and 12%, respectively from the same periods in 2022, a net loss of $15.6 million and $33.8 million, and adjusted EBITDA of $(3.5) million and $(9.2) million compared to a net loss of $24.5 million and $54.0 million and adjusted EBITDA of $(14.1) million and $(32.0) million for the same periods in 2022. We continue to invest in growth to scale our company responsibly and drive towards sustained profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.

Key Operating and Financial Metrics

We regularly monitor a number of operating and financial metrics in order to measure our current performance and estimate our future performance. Our business metrics may be calculated in a manner different than similar business metrics used by other companies.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Marketplace Units	153,148	148,047	304,711	288,172
Marketplace GMV	$2.5 billion	$2.7 billion	$4.9 billion	$5.1 billion
Adjusted EBITDA	$(3.5) million	$(14.1) million	$(9.2) million	$(32.0) million

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

Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$109,360	88%	$97,752	85%
Customer assurance revenue	14,857	12%	17,320	15%
Total revenue	124,217	100%	115,072	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	50,229	40%	49,893	43%
Customer assurance cost of revenue (excluding depreciation & amortization)	13,474	11%	14,575	13%
Operations and technology (1)	35,303	28%	36,720	32%
Selling, general, and administrative (1) (3) (5)	41,180	33%	36,144	31%
Depreciation and amortization (2) (4)	3,821	3%	2,479	2%
Total operating expenses	144,007		139,811
Income (loss) from operations	(19,790)		(24,739)
Other Income (expense):
Interest income	4,720		638
Interest expense	(451)		(238)
Total other income (expense)	4,269		400
Income (loss) before income taxes	(15,521)		(24,339)
Provision for income taxes	61		176
Net income (loss)	$(15,582)		$(24,515)

	Six months ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$214,223	88%	$186,099	85%
Customer assurance revenue	29,620	12%	32,038	15%
Total revenue	243,843	100%	218,137	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	97,804	40%	97,145	45%
Customer assurance cost of revenue (excluding depreciation & amortization)	25,617	11%	28,211	13%
Operations and technology (1)	71,048	29%	69,549	32%
Selling, general, and administrative (1) (3) (5)	82,892	34%	72,196	33%
Depreciation and amortization (2) (4)	7,106	3%	4,864	2%
Total operating expenses	284,467		271,965
Income (loss) from operations	(40,624)		(53,828)
Other Income (expense):
Interest income	8,016		682
Interest expense	(766)		(448)
Total other income (expense)	7,250		234
Income (loss) before income taxes	(33,374)		(53,594)
Provision for income taxes	408		416
Net income (loss)	$(33,782)		$(54,010)

(1) Includes stock-based compensation expense as follows:	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$199	$143	$402	$278
Operations and technology	2,317	1,812	4,726	3,873
Selling, general, and administrative	9,386	6,414	18,279	12,142
Stock-based compensation expense	$11,902	$8,369	$23,407	$16,293

(2) Includes acquired intangible asset amortization as follows:	Three months ended June 30,		Six months ended June 30,
0	2023	2022	2023	2022
	(in thousands)		(in thousands)
Depreciation and amortization	$1,268	$1,300	$2,440	$2,529
Acquired intangible asset amortization	$1,268	$1,300	$2,440	$2,529

(3) Includes contingent losses (gains) as follows:	Three months ended June 30,		Six months ended June 30,
0	2023	2022	2023	2022
	(in thousands)		(in thousands)
Selling, general, and administrative	$-	$-	$-	$200
Contingent losses (gains)	$-	$-	$-	$200

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended June 30,		Six months ended June 30,
0	2023	2022	2023	2022
	(in thousands)		(in thousands)
Depreciation and amortization	$248	$164	$525	$164
Amortization of capitalized stock based compensation	$248	$164	$525	$164

(5) Includes acquisition costs as follows:	Three months ended June 30,		Six months ended June 30,
0	2023	2022	2023	2022
	(in thousands)		(in thousands)
Selling, general, and administrative	$317	$-	$523	$-
Acquisition costs	$317	$-	$523	$-

Comparison of the three months ended June 30, 2023 and 2022

Revenue

Marketplace and Service Revenue

	Three months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service revenue	$109,360	$97,752	$11,608	12%

The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers and data and other service revenue. Revenue increases in the current quarter were primarily volume-driven. Additionally, we raised the buyer fees charged on our marketplace effective in October 2022 that further contributed to the increase in revenue year-over-year. For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, auction marketplace revenue increased to $54.6 million from $48.1 million, other marketplace revenue increased to $46.5 million from $41.5 million, and data services revenue increased to $8.3 million from $8.2 million.

Customer Assurance Revenue

	Three months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Customer assurance revenue	$14,857	$17,320	$(2,463)	(14)%

The decrease in customer assurance revenue was primarily driven by a decrease in Go Green assurance revenue. For the three months ended June 30, 2023, Go Green assurance revenue decreased to $13.3 million from $15.8 million in the three months ended June 30, 2022 as a result of a lower fair value per guaranteed unit. Other assurance revenue was consistent year over year for the second quarter.

Operating Expenses

Marketplace and Service Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$50,229	$49,893	$336	1%
Percentage of revenue	40%	43%

The increase primarily consisted of higher costs related to generating auction marketplace revenue partially offset by lower costs attributed to other marketplace cost of revenue. Other marketplace cost of revenues decreased to $35.5 million for the three months ended June 30, 2023, compared to $36.7 million for the three months ended June 30, 2022 as we continued our efforts to effectively manage costs. For the three months ended June 30, 2023 compared to three months ended June 30, 2022, total cost attributed to generating auction marketplace revenue increased to $9.0 million from $7.6 million and the total cost of generating data services revenue increased to $5.7 million from $5.6 million. The increase in auction marketplace cost of revenue is primarily due to increased units sold through our marketplace and physical auction platforms. Marketplace and service costs of revenues as a percentage of revenue decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as we continued to grow revenue and scale our business.

Customer Assurance Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$13,474	$14,575	$(1,101)	(8)%
Percentage of revenue	11%	13%

The decrease primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by a decrease in costs incurred to settle guarantees as we continued our efforts to effectively manage our assurance offerings. For the three months ended June 30, 2023, Go Green assurance cost of revenue decreased to $12.0 million from $13.0 million in three months ended June 30, 2022.

Operations and Technology Expenses

	Three months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Operations and technology	$35,303	$36,720	$(1,417)	(4)%
Percentage of revenue	28%	32%

The decrease is primarily due to lower personnel related costs offset by increased software and technology expenses. For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, personnel-related costs decreased to $29.4 million from $32.2 million as a result of a greater proportion of costs qualifying for capitalization. Software and technology expenses increased to $4.2 million from $3.4 million as a result of continued investment in our technology and infrastructure. Operations and technology expense as a percentage of revenue decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as we continued our efforts to effectively manage costs while we continue to invest in future growth.

Selling, General, and Administrative Expenses

	Three months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Selling, general, and administrative	$41,180	$36,144	$5,036	14%
Percentage of revenue	33%	31%

The increase is primarily due to higher personnel-related costs. For the three months ended June 30, 2023 compared to the three months ended June 30, 2022, personnel related costs increased to $34.3 million from $30.2 million, primarily as a result of increased stock based compensation costs. Other expenses increased to $5.7 million from $4.8 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, driven primarily by an increase in bad debt expense. Selling, general, and administrative expenses as a percentage of revenue increased 2% during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as we continue to invest in future growth.

Depreciation and Amortization

	Three months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Depreciation and amortization	$3,821	$2,479	$1,342	54%
Percentage of revenue	3%	2%

The increase is primarily due to an increase of $1.0 million in amortization of internal-use software costs. The increase in depreciation and amortization as a percentage of revenue is due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense.

Interest Income

	Three months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Interest income	$4,720	$638	$4,082	640%

The increase was primarily driven by higher interest rates during the three months ended June 30, 2023 compared to three months ended June 30, 2022, as well as higher average balances of marketable securities during the three months June 30, 2023 compared to the three months ended June 30, 2022.

Interest Expense

	Three months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Interest expense	$(451)	$(238)	$(213)	89%

The increase was primarily driven by an increase in borrowings during the three months ended June 30, 2023 as compared to the three month ended June 30, 2022.

Provision for Income Taxes

	Three months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Provision for income taxes	$61	$176	$(115)	(65)%

Our effective tax rate was approximately (0)% and (1)% for the three months ended June 30, 2023 and 2022, respectively. The principal differences between the federal statutory rate and the effective tax rate is related to foreign taxes and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

Comparison of the six months ended June 30, 2023 and 2022

Revenue

Marketplace and Service Revenue

	Six months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service revenue	$214,223	$186,099	$28,124	15%

The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers and other service revenue. Revenue increases in the current quarter were primarily volume-driven. Additionally, we raised the buyer fees charged on our marketplace effective in October 2022 that further contributed to the increase in revenue year-over-year. For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, auction marketplace revenue increased to $108.5 million from $92.0 million, other marketplace revenue increased to $89.2 million from $77.8 million, and data services revenue increased to $16.5 million from $16.3 million.

Customer Assurance Revenue

	Six months ended June 30,		$ Change	% Change
	2023	2022
-	(in thousands)
Customer assurance revenue	$29,620	$32,038	$(2,418)	(8)%

Customer assurance revenue decrease was primarily driven by a decrease in Go Green assurance revenue. For the six months ended June 30, 2023, Go Green assurance revenue decreased to $26.5 million from $29.4million in the six months ended June 30, 2022 as a result of a lower fair value per guaranteed unit. Other assurance revenue increased to $3.2 million for the six months ended June 30, 2023 from $2.6 million for the six months ended June 30, 2022 as a result of increased unit volume of other price guarantees.

Operating Expenses

Marketplace and Service Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$97,804	$97,145	$659	1%
Percentage of revenue	40%	45%

The increase consisted of higher costs related to generating auction marketplace revenue partially offset by lower costs attributed to other marketplace cost of revenue. Other marketplace cost of revenues decreased to $69.0 million for the six months ended June 30, 2023, compared to $72.0 million for the six months ended June 30, 2022 as we continued our efforts to effectively manage costs. For the six months ended June 30, 2023 compared to six months ended June 30, 2022, total cost attributed to generating auction marketplace revenue increased to $17.4 million from $14.2 million and the total cost of generating data services revenue increased to $11.4 million from $10.9 million. The increase in auction marketplace cost of revenue is primarily due to increased units sold through our marketplace platform. Marketplace and services costs of revenues as a percentage of revenue decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as we continued to grow revenue and scale our business.

Customer Assurance Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2023	2022
-	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$25,617	$28,211	$(2,594)	(9)%
Percentage of revenue	11%	13%

The decrease primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by a decrease in costs incurred to settle guarantees as we continued our efforts to effectively manage our assurance offerings. For the six months ended June 30, 2023, Go Green assurance cost of revenue decreased to $23.1 million from $25.6 million in the six months ended June 30, 2022

Operations and Technology Expenses

	Six months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Operations and technology	$71,048	$69,549	$1,499	2%
Percentage of revenue	29%	32%

The increase primarily consisted of higher software and technology expenses offset by lower personnel related costs. For the six months ended June 30, 2023 compared to June 30, 2022, personnel-related costs decreased to $60.1 million from $60.9 million as a result of a greater proportion of costs qualifying for capitalization. Software and technology expenses increased to $7.9 million from $6.5 million as a result of continued investment in our technology and infrastructure. Operations and technology expense as a percentage of revenue decreased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as we continued our efforts to effectively manage costs while we continue to invest in future growth.

Selling, General, and Administrative Expenses

	Six months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Selling, general, and administrative	$82,892	$72,196	$10,696	15%
Percentage of revenue	34%	33%

The increase primarily consisted of higher personnel-related costs, partially offset by a decrease in other expenses. For the six months ended June 30, 2023 compared to June 30, 2022, personnel related costs increased to $69.5 million from $58.6 million, primarily as a result of increased stock based compensation costs. Other expenses were consistent in the six months ended June 30, 2023 compared to June 30, 2022. Selling, general, and administrative expenses as a percentage of revenue remained consistent during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as we continue to invest in our business to support future growth.

Depreciation and Amortization

	Six months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Depreciation and amortization	$7,106	$4,864	$2,242	46%
Percentage of revenue	3%	2%

The increase is primarily due to an increase of $1.8 million in amortization of internal-use software costs. The increase in depreciation and amortization as a percentage of revenue is due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense.

Interest Income

	Six months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Interest income	$8,016	$682	$7,334	1075%

The increase was primarily driven by higher average balances of marketable securities as well as higher interest rates during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Interest Expense

	Six months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Interest expense	$(766)	$(448)	$(318)	71%

The increase was primarily driven by an increase in borrowings during the six months ended June 30, 2023 as compared to six months ended June 30, 2022.

Provision for Income Taxes

	Six months ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Provision for income taxes	$408	$416	$(8)	(2)%

Our effective tax rate was approximately (1)% and (1)% for the six months ended June 30, 2023 and 2022, respectively. The principal differences between the federal statutory rate and the effective tax rate is related to foreign taxes and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA Reconciliation
Net loss	$(15,582)	$(24,515)	$(33,782)	$(54,010)
Depreciation and amortization	3,928	2,585	7,320	5,101
Stock-based compensation	11,902	8,369	23,407	16,293
Interest (income) expense	(4,269)	(400)	(7,250)	(234)
Provision for income taxes	61	176	408	416
Acquisition-related costs	317	-	523	-
Other (income) expense, net	121	(292)	218	399
Adjusted EBITDA	$(3,522)	$(14,077)	$(9,156)	$(32,035)

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

The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(15,582)	$(24,515)	$(33,782)	$(54,010)
Stock-based compensation	11,902	8,369	23,407	16,293
Amortization of acquired intangible assets	1,268	1,300	2,440	2,529
Amortization of capitalized stock based compensation	248	164	525	164
Acquisition-related costs	317	-	523	-
Contingent losses (gains)	-	-	-	200
Non-GAAP Net income (loss)	$(1,847)	$(14,682)	$(6,887)	$(34,824)

Liquidity and Capital Resources

We have financed operations since our inception primarily through our marketplace revenue and proceeds from sales of equity securities.

As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $271.9 million, and investments in marketable securities totaling $228.4 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.

As of June 30, 2023, our principal commitments primarily consist of long-term debt and leases for office space. We have $1.2 million of lease obligations due within a year, and an additional $8.5 million of lease obligations due at various dates through 2034. Refer to Note 10 of our consolidated financial statements included in the Annual Report for more information.

In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of June 30, 2023 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.

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

Our Debt Arrangements

We entered into a revolving credit facility with Credit Suisse AG, New York Branch, or the 2019 Revolver, in December 2019. On June 26, 2023 we entered into an agreement to extinguish the 2019 Revolver. As of June 30, 2023 there was no balance outstanding on the 2019 Revolver.

We also entered into a revolving credit facility with JP Morgan Chase Bank, N.A., or the 2021 Revolver, on August 24, 2021. On June 1, 2023, we entered into an Amendment on the 2021 Revolver which modified the rate at which interest payments are indexed to from LIBOR to SOFR.

The 2021 Revolver, provides for a revolving line of credit in the aggregate principal amount of up to $160.0 million. The 2021 Revolver also includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets except for ACV Capital Receivables. The interest rate applicable to the 2021 Revolver is, at our option, either (a) SOFR (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) (subject to a 0.00% SOFR floor), plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c)(i) 1.00% plus (ii) the adjusted SOFR rate for a one-month interest period. The 2021 Revolver has a maturity date of August 24, 2026. The 2021 Revolver contains customary covenants that limit our ability to enter into indebtedness, make distributions and make investments, among other restrictions. The 2021 Revolver also contains financial covenants that require us to maintain a minimum liquidity level and achieve specified trailing four quarter revenue targets.

We were in compliance with all such applicable covenants as of June 30, 2023, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. As of June 30, 2023, $105.0 million was drawn under the 2021 Revolver, and there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.6 million.

Cash Flows from Operating, Investing, and Financing Activities

The following table shows a summary of our cash flows for the periods presented:

	Six months ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$23,356	$(72,552)
Net cash provided by (used in) investing activities	(59,137)	(258,615)
Net cash provided by (used in) financing activities	26,969	69,133
Effect of exchange rate changes	7	(18)
Net increase (decrease) in cash and equivalents	$(8,805)	$(262,052)

Operating Activities

Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses.

In the six months ended June 30, 2023, net cash provided by operating activities of $23.4 million was primarily related to our net cash inflow of $21.2 million due to changes in our operating assets and liabilities and by non-cash charges of $36.0 million, partially offset by our net loss of $33.8 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and bad debt expense. The change in operating assets and liabilities were the result of a $27.1 million decrease in accounts receivable, a $1.6 million decrease in other current and non-current assets and a $1.5 million increase in other current and non-current liabilities offset by a $9.1 million decrease in accounts payable.

In the six months ended June 30, 2022, net cash used in operating activities of $72.6 million was primarily related to our net loss of $54.0 million, adjusted for net cash outflow of $44.4 million due to changes in our operating assets and liabilities, and for non-cash charges of $25.9 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and bad debt expense. The change in operating assets and liabilities were the result of a $6.2 million increase in accounts receivable and a $0.3 million increase in other operating assets, a $39.5 million decrease in accounts payable, which were offset by a $1.5 million increase in other current and non-current liabilities.

Investing Activities

In the six months ended June 30, 2023, net cash used in investing activities was $59.1 million and primarily related to $88.1 million in purchases of marketable securities, increase of $22.3 million in financing receivables, $12.8 million in capitalized software development costs to support continued technology innovation, $12.0 million for business acquisitions, partially offset by $76.9 million in sales, maturities, and redemptions of marketable securities.

In the six months ended June 30, 2022, net cash used in investing activities was $258.6 million and primarily related to increases in financing receivables, our acquisition of Monk SAS, purchases of marketable securities, capital expenditures to purchase property and equipment to support field and site operations, and capitalized software development costs to support continued technology innovation.

Financing Activities

In the six months ended June 30, 2023, net cash provided by financing activities was $27.0 million and was primarily the result of $29.5 million in net proceeds from borrowings on the 2021 Revolver, partially offset by $2.5 million in stock transactions related to our stock incentive plans.

In the six months ended June 30, 2022, net cash provided by financing activities was $69.1 million and was primarily the result of proceeds from borrowings on the 2021 Revolver.

Acquisitions

On April 24, 2023, we completed an acquisition of all of the outstanding shares of Dealers Auto Auction of Oklahoma City, LLC (“DAA OKC”) for total consideration of $12.0 million. The aggregate purchase price was preliminarily allocated to $4.9 million of goodwill, $5.9 million of intangible assets and $1.2 million of net assets assumed. The purchase price allocations are subject to adjustments as they are finalized over the 12 month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

DAA OKC offers wholesale car auction services and the investment into DAA OKC enabled us to expand our range of offerings to dealers and commercial partners. The transaction was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in our results of operations from the acquisition date.

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

Interest Rate Risk

We had cash and cash equivalents of $271.9 million as of June 30, 2023, which consisted of interest-bearing investments with maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $105.0 million as of June 30, 2023. The interest rate paid on these borrowings is variable, indexed to LIBOR which transitioned on June 30, 2023. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

On May 24, 2023, Kirsten Castillo Hall, a member of the Board of Directors and Chair of the Nominating and Corporate Governance Committee, terminated a pre-existing “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) (the “Plan”). The Plan was originally entered into on March 8, 2023 and contemplated the sale of up to 40,000 shares between June 7, 2023 and December 29, 2023, subject to certain volume limitations and excluding specified “No Sale” periods. Prior to its termination, the Plan was scheduled to terminate on December 29, 2023. No shares were sold under the Plan prior to its termination.

Other than disclosed above, no other officer or director adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the three months ended June 30, 2023.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40256	3.1	March 26, 2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40256	3.2	March 26, 2021

10.1	Amendment No. 1, dated June 1, 2023, to Revolving Credit Agreement dated as of August 24, 2021 among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.S., as Administrative Agent					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ACV Auctions Inc.

Date: Aug 7, 2023	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: Aug 7, 2023	By:	/s/ William Zerella
William Zerella
Chief Financial Officer