Form 10-Q
period 2023-09-30
ACV Auctions Inc.
filed 2023-11-06
CIK 1637873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 30, 2023, there were 136,166,962 shares of the registrant's Class A common stock, and 25,272,052 shares of Class B common stock, each with a par value of $0.001, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Marketplace and service revenue	$104,537	$90,852	$318,760	$276,951
Customer assurance revenue	14,477	14,567	44,097	46,605
Total revenue	119,014	105,419	362,857	323,556
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	47,928	46,255	145,732	143,400
Customer assurance cost of revenue (excluding depreciation & amortization)	12,464	12,221	38,081	40,432
Operations and technology	35,132	34,328	106,180	103,877
Selling, general, and administrative	40,797	34,701	123,689	106,897
Depreciation and amortization	4,980	3,004	12,086	7,868
Total operating expenses	141,301	130,509	425,768	402,474
Loss from operations	(22,287)	(25,090)	(62,911)	(78,918)
Other income (expense):
Interest income	4,489	1,936	12,505	2,618
Interest expense	(439)	(235)	(1,205)	(683)
Total other income (expense)	4,050	1,701	11,300	1,935
Loss before income taxes	(18,237)	(23,389)	(51,611)	(76,983)
Provision for income taxes	1	279	409	695
Net loss	$(18,238)	$(23,668)	$(52,020)	$(77,678)
Weighted-average shares - basic and diluted	160,427,987	157,264,153	159,541,286	156,747,507
Net loss per share - basic and diluted	$(0.11)	$(0.15)	$(0.33)	$(0.50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss	$(18,238)	$(23,668)	$(52,020)	$(77,678)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	210	(1,810)	237	(2,920)
Foreign currency translation (loss) gain	(377)	(1,004)	(113)	(2,513)
Comprehensive loss	$(18,405)	$(26,482)	$(51,896)	$(83,111)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Current Assets :
Cash and cash equivalents	$226,236	$280,752
Marketable securities	224,010	215,926
Trade receivables (net of allowance of $3,356 and $4,860)	168,796	168,732
Finance receivables (net of allowance of $2,673 and $2,275)	105,832	78,047
Other current assets	16,859	11,317
Total current assets	741,733	754,774
Property and equipment (net of accumulated depreciation of $4,519 and $6,986)	5,167	5,710
Goodwill	117,830	91,755
Acquired intangible assets (net of amortization of $15,686 and $11,990)	21,457	19,291
Capitalized software (net of amortization of $12,797 and $6,930)	52,745	36,992
Other assets	20,152	6,400
Total assets	959,084	914,922
Liabilities and Stockholders' Equity
Current Liabilities :
Accounts payable	338,137	323,661
Accrued payroll	12,369	10,052
Accrued other liabilities	16,861	14,504
Total current liabilities	367,367	348,217
Long-term debt	105,000	75,500
Other long-term liabilities	19,619	5,481
Total liabilities	491,986	429,198
Commitments and Contingencies (Note 5)
Stockholders' Equity :
Preferred Stock; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	-	-
Common Stock - Class A; $0.001 par value; 2,000,000,000 shares authorized; 135,757,008 and 121,214,275 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	136	121
Common Stock - Class B; $0.001 par value; 160,000,000 shares authorized; 25,210,995 and 37,241,952 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	25	37
Additional paid-in capital	869,962	836,695
Accumulated deficit	(399,374)	(347,354)
Accumulated other comprehensive loss	(3,651)	(3,775)
Total stockholders' equity	467,098	485,724
Total liabilities and stockholders' equity	$959,084	$914,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share data)

	Three Months September 30, 2023
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, June 30, 2023	134,717,291	$135	25,610,643	$26	$860,628	$(381,136)	$(3,484)	$476,169
Conversion of Class B common stock to Class A common stock	474,343	1	(474,343)	(1)				-
Net loss						(18,238)		(18,238)
Other comprehensive loss							(167)	(167)
Stock-based compensation					13,176			13,176
Exercise of common stock options	243,358	-			802			802
Vested restricted stock units	322,016	-	74,695	-	(4,644)			(4,644)
Balance as of September 30, 2023	135,757,008	$136	25,210,995	$25	$869,962	$(399,374)	$(3,651)	$467,098

	Nine Months Ended September 30, 2023
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	121,214,275	$121	37,241,952	37	$836,695	$(347,354)	$(3,775)	$485,724
Conversion of Class B common stock to Class A common stock	12,269,282	12	(12,269,282)	(12)				-
Net loss						(52,020)		(52,020)
Other comprehensive loss							124	124
Stock-based compensation					39,641			39,641
Exercise of common stock options	1,080,034	1			3,576			3,577
Vested restricted stock units	1,017,490	1	238,325	-	(11,280)			(11,279)
Issuance of shares for employee stock purchase plan	175,927	1			1,330			1,331
Balance as of September 30, 2023	135,757,008	$136	25,210,995	$25	$869,962	$(399,374)	$(3,651)	$467,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended September 30, 2022
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, June 30, 2022	114,933,675	$115	42,613,583	$42	$817,338	$(299,171)	$(2,659)	$515,665
Conversion of Class B common stock to Class A common stock	2,198,667	2	(2,198,667)	(2)				-
Net loss						(23,668)		(23,668)
Other comprehensive loss							(2,814)	(2,814)
Stock-based compensation					10,242			10,242
Exercise of common stock options	138,033	-			239			239
Vested restricted stock units	130,057	-	79,274	-	(926)			(926)
Issuance of shares for employee stock purchase plan	368	-			-			-
Balance as of September 30, 2022	117,400,800	$117	40,494,190	$40	$826,893	$(322,839)	$(5,473)	$498,738

	Nine Months Ended September 30, 2022
	Common Stock Class A		Common Stock Class B				Accumulated
					Additional		Other	Total
		Par		Par	Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	106,420,843	$106	49,661,126	50	$801,142	$(245,161)	$(40)	$556,097
Conversion of Class B common stock to Class A common stock	9,246,210	10	(9,246,210)	(10)				-
Net loss						(77,678)		(77,678)
Other comprehensive loss							(5,433)	(5,433)
Stock-based compensation					27,285			27,285
Exercise of common stock options	579,455	-			998			998
Vested restricted stock units	404,871	-	79,274	-	(3,461)			(3,461)
Escrowed shares	620,877	1			(1)			-
Issuance of shares for employee stock purchase plan	128,544	-			930			930
Balance as of September 30, 2022	117,400,800	$117	40,494,190	$40	$826,893	$(322,839)	$(5,473)	$498,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(52,020)	$(77,678)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,407	8,210
Stock-based compensation expense, net of amounts capitalized	36,262	25,887
Provision for bad debt	8,530	7,101
Other non-cash, net	(772)	325
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	10,990	64,326
Other operating assets	(5,266)	(4,385)
Accounts payable	(2,543)	(98,385)
Other operating liabilities	1,023	(710)
Net cash provided by (used in) operating activities	8,611	(75,309)
Cash Flows from Investing Activities
Net increase in finance receivables	(30,991)	(32,131)
Purchases of property and equipment	(1,518)	(2,652)
Capitalization of software costs	(19,319)	(14,145)
Purchases of marketable securities	(116,036)	(217,706)
Maturities and redemptions of marketable securities	107,690	21,216
Sales of marketable securities	2,649	-
Acquisition of businesses (net of cash acquired)	(28,649)	(18,913)
Net cash provided by (used in) investing activities	(86,174)	(264,331)
Cash Flows from Financing Activities
Proceeds from long term debt	305,000	200,000
Payments towards long term debt	(275,500)	(130,000)
Proceeds from exercise of stock options	3,576	999
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(11,280)	(3,475)
Proceeds from employee stock purchase plan	1,330	930
Other financing activities	(74)	-
Net cash provided by (used in) financing activities	23,052	68,454
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	(33)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(54,516)	(271,219)
Cash, cash equivalents, and restricted cash, beginning of period	280,752	565,994
Cash, cash equivalents, and restricted cash, end of period	$226,236	$294,775
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$2,394	$1,398
Purchase of property and equipment and internal use software in accounts payable	$1,277	$1,401

The accompanying notes are an integral part of these condensed consolidated financial statements

ACV AUCTIONS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of Business and Summary of Significant Accounting Policies

Nature of Business – The Company operates in one industry segment, providing a digital wholesale auction marketplace (the “Marketplace”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC. ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. All services are provided in the United States and certain data services are also provided internationally. Services are supported by the Company’s operations which are in the United States, Canada, and France.

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

2.
Financial Instruments

The following is a summary of available-for-sale financial instruments, as of September 30, 2023 and December 31, 2022, respectively (in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$186,410	$4	$(2,034)	$184,380
U.S. treasury and agency securities	39,829	-	(199)	39,630
Total Marketable securities	$226,239	$4	$(2,233)	$224,010
(1) Comprised primarily of corporate bonds and commercial paper

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$184,321	$75	$(2,344)	$182,052
U.S. treasury and agency securities	34,071	3	(200)	33,874
Total Marketable securities	$218,392	$78	$(2,544)	$215,926
(1) Comprised primarily of corporate bonds and commercial paper

As of September 30, 2023, the fair values of available-for-sale financial instruments, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$156,419
Due in one to five years	67,591
Total	$224,010

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$65,110	$-	$-	$65,110
Marketable Securities:
Corporate securities	-	184,380	-	184,380
U.S. treasury and agency securities	27,620	12,010	-	39,630
Total financial assets	$92,730	$196,390	$-	$289,120

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$36,679	$-	$-	$36,679
Marketable Securities:
Corporate securities	-	182,052	-	182,052
U.S. treasury and agency securities	26,006	7,868	-	33,874
Total financial assets	$62,685	$189,920	$-	$252,605

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

Changes in the allowance for doubtful trade receivables for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning balance	$3,629	$4,266	$4,860	$3,724
Provision for bad debt	2,046	1,731	5,325	4,950
Net write-offs
Write-offs	(3,254)	(2,977)	(11,442)	(8,635)
Recoveries	935	1,376	4,613	4,357
Net write-offs	(2,319)	(1,601)	(6,829)	(4,278)
Ending balance	$3,356	$4,396	$3,356	$4,396

Changes in the allowance for doubtful finance receivables for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Beginning balance	$3,048	$971	$2,275	$636
Provision for bad debt	677	1,269	3,205	2,151
Net write-offs
Write-offs	(1,148)	(1,021)	(3,300)	(1,598)
Recoveries	96	130	493	160
Net write-offs	(1,052)	(891)	(2,807)	(1,438)
Ending balance	$2,673	$1,349	$2,673	$1,349

5.
Guarantees, Commitments and Contingencies

The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $209.2 million and $160.3 million at September 30, 2023 and December 31, 2022, respectively. The carrying amount of the liability presented in Accrued other liabilities was $1.5 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively.

The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.5 million and $1.4 million at September 30, 2023 and December 31, 2022, respectively.

Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at September 30, 2023 and December 31, 2022.

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

As of September 30, 2023 and December 31, 2022, outstanding borrowings under the 2021 Revolver were $105.0 million and $75.0 million, respectively, and there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.6 million, decreasing the availability under the 2021 Revolver by a corresponding amount. As of September 30, 2023, the interest rate on the outstanding borrowing was 10.25%.

As of September 30, 2023, the Company was in compliance with all of its financial covenants and non-financial covenants.

7.
Revenue

The following table summarizes the primary components of revenue; this level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Auction marketplace revenue	$51,390	$41,748	$159,911	$133,790
Other marketplace revenue	45,012	40,484	134,251	118,276
Data services revenue	8,135	8,620	24,598	24,885
Marketplace and service revenue	$104,537	$90,852	$318,760	$276,951

Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $4.1 million and $3.8 million of contract liabilities included in Accrued other liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. Revenue recognized for the three months ended September 30, 2023 from amounts included in deferred revenue as of June 30, 2023 was $4.0 million. Revenue recognized for the nine months ended September 30, 2023 from amounts included in deferred revenue as of December 31, 2022 was $3.8 million. All the remaining performance obligations for contracts are expected to be recognized within one year.

8.
Stock-Based Compensation

Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for further details regarding our equity plans.

The following table summarizes the stock option activity for the nine months ended September 30, 2023 (in thousands, except for share and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2022	7,801,650	$2.67	$43,185	6.0
Exercised	(1,080,034)	3.31
Forfeited	(113,185)	7.25
Expired	(16,946)	4.73
Outstanding, September 30, 2023	6,591,485	$2.49	$83,674	5.1
Exercisable, September 30, 2023	6,027,138	$2.17	$78,435	4.9

The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2023 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2022	5,978,564	$14.57
Granted	4,545,164	$14.00
Vested	(2,132,397)	$14.33
Forfeited	(382,506)	$13.54
Outstanding, September 30, 2023	8,008,825	$14.36

As of September 30, 2023 there was approximately $105.8 million of compensation expense related to the unvested portion of common stock options and restricted stock units that will be recorded as compensation expense over a weighted-average period of 2.6 years.

During the first quarter of 2022, the Company entered into an escrow agreement (the "Escrow Agreement") for certain compensatory share-based service awards. The Escrow Agreement authorized 620,877 shares of common stock to be issued and held in escrow. Shares will be released and distributed equally on a six-month schedule to the employee award recipients with the final vesting date on February 22, 2025. At September 30, 2023, there was approximately $3.7 million of compensation expense related to the unvested portion of escrow shares that will be recorded over 1.4 years.

9.
Income Taxes

The Company had an effective tax rate of approximately 0% and (1)% for the three months ended September 30, 2023 and 2022, and (1)% for the nine months ended September 30, 2023 and 2022. The principal differences between the federal statutory rate and the effective tax rate is related to foreign taxes and credits, and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

10.
Net Income (Loss) Per Share

The numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's common stock are calculated as follows for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share data):

	Three months ended September 30,				Nine months ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(15,327)	$(2,911)	$(17,337)	$(6,331)	$(42,540)	$(9,480)	$(55,592)	$(22,086)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	134,822,341	25,605,646	115,196,661	42,067,492	130,464,809	29,076,477	112,179,445	44,568,062
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.11)	$(0.11)	$(0.15)	$(0.15)	$(0.33)	$(0.33)	$(0.50)	$(0.50)

The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Unvested RSUs and other awards	2,368,186	583,344	2,099,410	636,468
Stock options	5,428,444	4,596,218	5,477,646	5,289,298
Shares subject to the employee stock purchase plan	145,342	244,195	100,444	169,178

11.
Acquisitions

August 2023

On August 22, 2023, the Company completed its acquisition of all of the ownership interests of a business (“the August 2023 acquisition”) for estimated cash consideration of $17.3 million. The aggregate purchase price was preliminarily allocated to $20.8 million of goodwill, and $3.5 million of net liabilities assumed. The purchase price allocations are subject to adjustments as they are finalized over the 12 month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

The business acquired in the August 2023 acquisition offers wholesale car auction services, and enabled the Company to expand its range of offerings to dealers and commercial partners. The August 2023 acquisition was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date.

April 2023

On April 24, 2023, the Company completed its acquisition of all of the ownership interests of a business (“the April 2023 acquisition”) for total cash consideration of $12.5 million. The aggregate purchase price was preliminarily allocated to $5.4 million of goodwill, $5.9 million of intangible assets and $1.1 million of net assets assumed. The purchase price allocations are subject to adjustments as they are finalized over the 12 month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

The business acquired in the April 2023 acquisition offers wholesale and commercial car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners. The April 2023 acquisition was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date.

Monk

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

For the three and nine months ended September 30, 2023 we had 150,057 and 454,768 Marketplace Units sold on our marketplace representing a total Marketplace Gross Merchandise Value, or Marketplace GMV, of $2.1 billion and $7.0 billion, an increase in units of 13% and 8%, respectively, from the same periods in 2022. In the three and nine months ended September 30, 2023, we generated revenue of $119.0 million and $362.9 million, an increase of 13% and 12%, respectively from the same periods in 2022, a net loss of $18.2 million and $52.0 million, and adjusted EBITDA of $(3.7) million and $(12.8) million compared to a net loss of $23.7 million and $77.7 million and adjusted EBITDA of $(11.8) million and $(43.9) million for the same periods in 2022. We continue to invest in growth to scale our company responsibly and drive towards sustained profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.

Key Operating and Financial Metrics

We regularly monitor a number of operating and financial metrics in order to measure our current performance and estimate our future performance. Our business metrics may be calculated in a manner different than similar business metrics used by other companies.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Marketplace Units	150,057	133,165	454,768	421,337
Marketplace GMV	$2.1 billion	$2.1 billion	$7.0 billion	$7.2 billion
Adjusted EBITDA	$(3.7) million	$(11.8) million	$(12.8) million	$(43.9) million

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

Used Car Demand

Our success depends in part on sufficient demand for used vehicles. Our growth in 2020 and 2021 coincided with rising consumer demand for used vehicles. During 2022 two factors negatively impacted our growth. First, global automotive production challenges resulted in a significant decline in new-vehicle retails sales, which in turn impacted the supply of wholesale vehicles available within our marketplace. Secondly, demand for used vehicles weakened in the second-half of 2022 due to elevated retail prices and a sharp rise in interest rates, which impacted consumer demand. More recently, new vehicle supply has begun to recover, which over time will increase wholesale supply. However, used-vehicle retail prices and interest rates remain elevated, which is resulting in soft consumer demand. Used car demand will be in part dependent on the economic health of the retail consumer and their ability to afford a vehicle purchase.

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

Results of Operations

The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended September 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$104,537	88%	$90,852	86%
Customer assurance revenue	14,477	12%	14,567	14%
Total revenue	119,014	100%	105,419	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	47,928	40%	46,255	44%
Customer assurance cost of revenue (excluding depreciation & amortization)	12,464	10%	12,221	12%
Operations and technology (1)	35,132	30%	34,328	33%
Selling, general, and administrative (1) (3) (5)	40,797	34%	34,701	33%
Depreciation and amortization (2) (4)	4,980	4%	3,004	3%
Total operating expenses	141,301		130,509
Income (loss) from operations	(22,287)		(25,090)
Other Income (expense):
Interest income	4,489		1,936
Interest expense	(439)		(235)
Total other income (expense)	4,050		1,701
Income (loss) before income taxes	(18,237)		(23,389)
Provision for income taxes	1		279
Net income (loss)	$(18,238)		$(23,668)

	Nine months ended September 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$318,760	88%	$276,951	86%
Customer assurance revenue	44,097	12%	46,605	14%
Total revenue	362,857	100%	323,556	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	145,732	40%	143,400	44%
Customer assurance cost of revenue (excluding depreciation & amortization)	38,081	10%	40,432	12%
Operations and technology (1) (6)	106,180	29%	103,877	32%
Selling, general, and administrative (1) (3) (5) (6)	123,689	34%	106,897	33%
Depreciation and amortization (2) (4)	12,086	3%	7,868	2%
Total operating expenses	425,768		402,474
Income (loss) from operations	(62,911)		(78,918)
Other Income (expense):
Interest income	12,505		2,618
Interest expense	(1,205)		(683)
Total other income (expense)	11,300		1,935
Income (loss) before income taxes	(51,611)		(76,983)
Provision for income taxes	409		695
Net income (loss)	$(52,020)		$(77,678)

(1) Includes stock-based compensation expense as follows:	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$282	$193	$684	$471
Operations and technology	3,052	2,483	7,777	6,355
Selling, general, and administrative	9,521	6,918	27,801	19,061
Stock-based compensation expense	$12,855	$9,594	$36,262	$25,887

(2) Includes acquired intangible asset amortization as follows:	Three months ended September 30,		Nine months ended September 30,
0	2023	2022	2023	2022
	(in thousands)		(in thousands)
Depreciation and amortization	$1,301	$1,189	$3,742	$3,718
Acquired intangible asset amortization	$1,301	$1,189	$3,742	$3,718

(3) Includes contingent losses (gains) as follows:	Three months ended September 30,		Nine months ended September 30,
0	2023	2022	2023	2022
	(in thousands)		(in thousands)
Selling, general, and administrative	$-	$-	$-	$200
Contingent losses (gains)	$-	$-	$-	$200

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended September 30,		Nine months ended September 30,
0	2023	2022	2023	2022
	(in thousands)		(in thousands)
Depreciation and amortization	$509	$147	$1,034	$310
Amortization of capitalized stock based compensation	$509	$147	$1,034	$310

(5) Includes acquisition costs as follows:	Three months ended September 30,		Nine months ended September 30,
0	2023	2022	2023	2022
	(in thousands)		(in thousands)
Selling, general, and administrative	$88	$-	$611	$-
Acquisition costs	$88	$-	$611	$-

(6) Includes other adjustments as follows:	Three months ended September 30,		Nine months ended September 30,
0	2023	2022	2023	2022
	(in thousands)		(in thousands)
Operations and technology	$-	$220	$(8)	$220
Selling, general, and administrative	378	249	385	249
Other adjustments	$378	$469	$377	$469

Comparison of the three months ended September 30, 2023 and 2022

Revenue

Marketplace and Service Revenue

	Three months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service revenue	$104,537	$90,852	$13,685	15%

The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers and other service revenue. Revenue increases in the current quarter were primarily volume-driven. Additionally, we raised the buyer fees charged on our marketplace effective in October 2022 and September 2023 that further contributed to the increase in revenue year-over-year. For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, auction marketplace revenue increased to $51.5 million from $41.8 million, other marketplace revenue increased to $45.0 million from $40.5 million, and data services revenue decreased to $8.1 million from $8.6 million.

Customer Assurance Revenue

	Three months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Customer assurance revenue	$14,477	$14,567	$(90)	(1)%

Customer assurance revenue remained flat year over year. For the three months ended September 30, 2023, Go Green assurance revenue decreased to $12.8 million from $12.9 million in the three months ended September 30, 2022 as a result of a lower fair value per guaranteed unit. Other assurance revenue was consistent during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Operating Expenses

Marketplace and Service Cost of Revenue

	Three months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$47,928	$46,255	$1,673	4%
Percentage of revenue	40%	44%

The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace revenue partially offset by lower costs attributed to data services cost of revenue. For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, total cost attributed to generating auction marketplace revenue increased to $9.6 million from $7.4 million. The increase in auction marketplace cost of revenue is primarily due to increased units sold through our marketplace and physical auction platforms. Other marketplace cost of revenues increased to $33.3 million for the three months ended September 30, 2023, compared to $32.8 million for the three months ended September 30, 2022 as a result of increased auctions unit volume benefiting our other marketplace services. For the three months ended September 30, 2023 compared to three months ended September 30, 2022, total cost attributed to generating data services revenue decreased to $5.1 million from $6.1 million as we continued our efforts to effectively manage costs. Marketplace and service costs of revenues as a percentage of revenue decreased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as we continued to grow revenue and scale our business.

Customer Assurance Cost of Revenue

	Three months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$12,464	$12,221	$243	2%
Percentage of revenue	10%	12%

The increase primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by an increase in units. For the three months ended September 30, 2023, Go Green assurance cost of revenue increased to $11.3 million from $10.8 million in three months ended September 30, 2022. Other assurance cost of revenue decreased to $1.2 million from $1.5 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Operations and Technology Expenses

	Three months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Operations and technology	$35,132	$34,328	$804	2%
Percentage of revenue	30%	33%

The increase is primarily due to higher personnel-related costs. For the three months ended September 30, 2023 compared to the three months ended September 30, 2022, personnel-related costs increased to $29.7 million from $29.2 million as a result of headcount increases and increased stock-based compensation in 2023. Software and technology costs decreased to $3.7 million from $3.9 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Other expenses increased to $1.8 million from $1.4 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Operations and technology expense as a percentage of revenue decreased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as we continued our efforts to effectively manage costs while we continue to invest in future growth.

Selling, General, and Administrative Expenses

	Three months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Selling, general, and administrative	$40,797	$34,701	$6,096	18%
Percentage of revenue	34%	33%

The increase is primarily due to higher personnel-related costs. For the three months ended September 30, 2023 compared to three months ended September 30, 2022, personnel-related costs increased to $33.7 million from $28.9 million, primarily as a result of headcount increases and increased stock-based compensation in 2023. Other expenses increased to $7.0 million from $5.8 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Selling, general, and administrative expenses increased as a percentage of revenue during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as we continue to invest in future growth.

Depreciation and Amortization

	Three months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Depreciation and amortization	$4,980	$3,004	$1,976	66%
Percentage of revenue	4%	3%

The increase is primarily due to an increase of $1.7 million in amortization of internal-use software costs. The increase in depreciation and amortization as a percentage of revenue is due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense.

Interest Income

	Three months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Interest income	$4,489	$1,936	$2,553	132%

The increase was primarily driven by higher interest rates and bond yields on our marketable securities portfolio during the three months ended September 30, 2023 compared to three months ended September 30, 2022.

Interest Expense

	Three months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Interest expense	$(439)	$(235)	$(204)	87%

The increase was primarily driven by an increase in borrowings and interest rates during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Provision for Income Taxes

	Three months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Provision for income taxes	$1	$279	$(278)	(100)%

Our effective tax rate was approximately (0)% and (1)% for the three months ended September 30, 2023 and 2022, respectively. The principal differences between the federal statutory rate and the effective tax rate is related to foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

Comparison of the nine months ended September 30, 2023 and 2022

Revenue

Marketplace and Service Revenue

	Nine months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service revenue	$318,760	$276,951	$41,809	15%

The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers and other service revenue. Revenue increases in the current quarter were primarily volume-driven. Additionally, we raised the buyer fees charged on our marketplace effective in October 2022 and September 2023 that further contributed to the increase in revenue year-over-year. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, auction marketplace revenue increased to $159.9 million from $133.8 million, other marketplace revenue increased to $134.3 million from $118.3 million, and data services revenue decreased to $24.6 million from $24.9 million.

Customer Assurance Revenue

	Nine months ended September 30,		$ Change	% Change
	2023	2022
-	(in thousands)
Customer assurance revenue	$44,097	$46,605	$(2,508)	(5)%

Customer assurance revenue decrease was primarily driven by a decrease in Go Green assurance revenue. For the nine months ended September 30, 2023, Go Green assurance revenue decreased to $39.3 million from $42.2 million in the nine months ended September 30, 2022 as a result of a lower fair value per guaranteed unit. Other assurance revenue increased to $4.8 million for the nine months ended September 30, 2023 from $4.4 million for the nine months ended September 30, 2022 as a result of increased unit volume of other price guarantees.

Operating Expenses

Marketplace and Service Cost of Revenue

	Nine months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$145,732	$143,400	$2,332	2%
Percentage of revenue	40%	44%

The increase consisted of higher costs related to generating auction marketplace revenue partially offset by lower costs attributed to other marketplace cost of revenue. Other marketplace cost of revenues decreased to $102.2 million for the nine months ended September 30, 2023, compared to $104.8 million for the nine months ended September 30, 2022 as we continued our efforts to effectively manage costs. For the nine months ended September 30, 2023 compared to nine months ended September 30, 2022, total cost attributed to generating auction marketplace revenue increased to $26.9 million from $21.7 million. The increase in auction marketplace cost of revenue is primarily due to increased units sold through our marketplace platform. Data services cost of revenue decreased to $16.5 million from $16.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Marketplace and services costs of revenues as a percentage of revenue decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as we continued to grow revenue and scale our business.

Customer Assurance Cost of Revenue

	Nine months ended September 30,		$ Change	% Change
	2023	2022
-	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$38,081	$40,432	$(2,351)	(6)%
Percentage of revenue	10%	12%

The decrease primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by lower costs to settle guarantees. For the nine months ended September 30, 2023, Go Green assurance cost of revenue decreased to $34.3 million from $36.3 million in the nine months ended September 30, 2022. Other assurance cost of revenue decreased to $3.7 million during the nine months ended September 30, 2023 from $4.1 million during the nine months ended September 30, 2022 as we continued our efforts to effectively manage costs.

Operations and Technology Expenses

	Nine months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Operations and technology	$106,180	$103,877	$2,303	2%
Percentage of revenue	29%	32%

The increase primarily consisted of higher software and technology expenses offset by lower personnel-related costs. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, personnel-related costs decreased to $89.7 million from $90.1 million as we continue our efforts to effectively manage costs. Software and technology expenses increased to $11.6 million from $10.2 million as a result of continued investment in our technology and infrastructure. Other expenses increased to $4.9 million from $3.6 million in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Operations and technology expense as a percentage of revenue decreased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as we continued our efforts to effectively manage costs while we continue to invest in future growth.

Selling, General, and Administrative Expenses

	Nine months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Selling, general, and administrative	$123,689	$106,897	$16,792	16%
Percentage of revenue	34%	33%

The increase primarily consisted of higher personnel-related costs. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, personnel-related costs increased to $103.2 million from $87.5 million, primarily as a result of headcount increases and increased stock-based compensation in 2023. Non-personnel expenses increased to $20.5 million in the nine months ended September 30, 2023 from $19.4 million in the nine months ended September 30, 2022. Selling, general, and administrative expenses as a percentage of revenue remained consistent during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as we continue to invest in our business to support future growth.

Depreciation and Amortization

	Nine months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Depreciation and amortization	$12,086	$7,868	$4,218	54%
Percentage of revenue	3%	2%

The increase is primarily due to an increase of $3.4 million in amortization of internal-use software costs. The increase in depreciation and amortization as a percentage of revenue is due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense.

Interest Income

	Nine months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Interest income	$12,505	$2,618	$9,887	378%

The increase was primarily driven by higher interest rates and bond yields on our marketable securities portfolio during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Interest Expense

	Nine months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Interest expense	$(1,205)	$(683)	$(522)	76%

The increase was primarily driven by an increase in borrowings and interest rates on the borrowings during the nine months ended September 30, 2023 as compared to nine months ended September 30, 2022.

Provision for Income Taxes

	Nine months ended September 30,		$ Change	% Change
	2023	2022
	(in thousands)
Provision for income taxes	$409	$695	$(286)	(41)%

Our effective tax rate was approximately (1)% and (1)% for the nine months ended September 30, 2023 and 2022, respectively. The principal differences between the federal statutory rate and the effective tax rate is related to foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA Reconciliation
Net income (loss)	$(18,238)	$(23,668)	$(52,020)	$(77,678)
Depreciation and amortization	5,087	3,110	12,407	8,211
Stock-based compensation	12,855	9,594	36,262	25,887
Interest (income) expense	(4,050)	(1,701)	(11,300)	(1,935)
Provision for income taxes	1	279	409	695
Acquisition-related costs	88	-	611	-
Other (income) expense, net	564	542	782	941
Adjusted EBITDA	$(3,693)	$(11,844)	$(12,849)	$(43,879)

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

The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(18,238)	$(23,668)	$(52,020)	$(77,678)
Stock-based compensation	12,855	9,594	36,262	25,887
Amortization of acquired intangible assets	1,301	1,189	3,742	3,718
Amortization of capitalized stock based compensation	509	147	1,034	310
Acquisition-related costs	88	-	611	-
Contingent losses (gains)	-	-	-	200
Other	378	469	378	469
Non-GAAP Net income (loss)	$(3,107)	$(12,269)	$(9,993)	$(47,094)

Liquidity and Capital Resources

We have financed operations since our inception primarily through our marketplace revenue and proceeds from sales of equity securities.

As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $226.2 million, and investments in marketable securities totaling $224.0 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.

As of September 30, 2023, our principal commitments primarily consist of long-term debt and leases for facilities. We have $1.7 million of lease obligations due within a year, and an additional $17.2 million of lease obligations due at various dates through 2038. Refer to Note 10 of our consolidated financial statements included in the Annual Report for more information.

In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of September 30, 2023 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.

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

We were in compliance with all such applicable covenants as of September 30, 2023, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. As of September 30, 2023, $105.0 million was drawn under the 2021 Revolver, and there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $1.6 million.

Cash Flows from Operating, Investing, and Financing Activities

The following table shows a summary of our cash flows for the periods presented:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$8,611	$(75,309)
Net cash provided by (used in) investing activities	(86,174)	(264,331)
Net cash provided by (used in) financing activities	23,052	68,454
Effect of exchange rate changes	(5)	(33)
Net increase (decrease) in cash and equivalents	$(54,516)	$(271,219)

Operating Activities

Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses.

In the nine months ended September 30, 2023, net cash provided by operating activities of $8.6 million was primarily related to our net cash inflow of $4.2 million due to changes in our operating assets and liabilities and by non-cash charges of $56.4 million, offset by our net loss of $52.0 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and bad debt expense. The change in operating assets and liabilities were the result of a $11.0 million decrease in accounts receivable, a $1.0 million increase in other current and non-current liabilities, offset by a $5.3 million increase in other current and non-current assets, and a $2.5 million decrease in accounts payable.

In the nine months ended September 30, 2022, net cash used in operating activities of $75.3 million was primarily related to our net loss of $77.7 million, adjusted for net cash outflow of $39.2 million due to changes in our operating assets and liabilities, and for non-cash charges of $41.5 million. Non-cash charges primarily consisted of stock-based compensation, depreciation and amortization of property and equipment and intangible assets, and bad debt expense. The change in operating assets and liabilities were the result of a $64.3 million decrease in accounts receivable and a $4.4 million increase in other operating assets, a $98.4 million decrease in accounts payable, and a $0.7 million decrease in other current and non-current liabilities.

Investing Activities

In the nine months ended September 30, 2023, net cash used in investing activities was $86.2 million and primarily related to $116.0 million in purchases of marketable securities, increase of $31.0 million in financing receivables, $19.3 million in capitalized software development costs to support continued technology innovation, $28.6 million for business acquisitions, partially offset by $110.3 million in sales, maturities, and redemptions of marketable securities.

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

Financing Activities

In the nine months ended September 30, 2023, net cash provided by financing activities was $23.1 million and was primarily the result of $29.5 million in net proceeds from borrowings on the 2021 Revolver, partially offset by $6.4 million in stock transactions related to our stock incentive plans.

In the nine months ended September 30, 2022, net cash provided by financing activities was $68.5 million and was primarily the result of $70.0 million in net proceeds from borrowings on the 2021 Revolver, partially offset by $1.5 million in stock transactions related to our stock incentive plans.

Acquisitions

On April 24, 2023, the Company completed its acquisition of all of the ownership interests of a business for total cash consideration of $12.5 million. The aggregate purchase price was preliminarily allocated to $5.4 million of goodwill, $5.9 million of intangible assets and $1.1 million of net assets assumed. The purchase price allocations are subject to adjustments as they are finalized over the 12 month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

On August 22, 2023, the Company completed its acquisition of all of the ownership interests of a business for estimated cash consideration of $17.3 million. The aggregate purchase price was preliminarily allocated to $20.8 million of goodwill, and $3.5 million of net liabilities assumed. The purchase price allocations are subject to adjustments as they are finalized over the 12 month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

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

Interest Rate Risk

We had cash and cash equivalents of $226.2 million as of September 30, 2023, which consisted of interest-bearing investments with maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $105.0 million as of September 30, 2023. The interest rate paid on these borrowings is variable, indexed to LIBOR which transitioned on June 30, 2023. A hypothetical 10% change in interest rates would not result in a material impact on our condensed consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. The material set forth in Note 5 (pertaining to information regarding legal contingencies) of the Notes of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 15, 2023, George Chamoun, our Chief Executive Officer and a member of our Board of Directors, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) (the “Chamoun Plan”). The Chamoun Plan contemplates the sale of up to 700,000 shares between March 19, 2024 and June 21, 2024, subject to certain volume limitations and excluding specified “No Sale” periods. The Chamoun Plan is scheduled to terminate on June 21, 2024.

On August 30, 2023, William Zerella, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement (the “Zerella Plan”). The Zerella Plan contemplates the sale of up to 490,000 shares between January 9, 2024 and December 31, 2024, subject to certain volume limitations and excluding specified “No Sale” periods. The Zerella Plan is scheduled to terminate on December 31, 2024.

On September 15, 2023, Craig Anderson, our Chief Corporate Development and Strategy Officer, adopted a Rule 10b5-1 trading arrangement (the “Anderson Plan”). The Anderson Plan contemplates the sale of up to 490,000 shares between December 19, 2023 and December 31, 2024, subject to certain volume limitations and excluding specified “No Sale” periods. The Anderson Plan is scheduled to terminate on December 31, 2024.

On September 15, 2023, Vikas Mehta, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement (the “Mehta Plan”). The Mehta Plan contemplates the sale of up to 742,500 shares between December 15, 2023 and December 31, 2024, subject to certain volume limitations and excluding specified “No Sale” periods. The Mehta Plan is scheduled to terminate on December 31, 2024. Other than disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2023.

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

ACV Auctions Inc.

Date: Nov 6, 2023	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: Nov 6, 2023	By:	/s/ William Zerella
William Zerella
Chief Financial Officer