Form 10-K
period 2023-12-31
ACV Auctions Inc.
filed 2024-02-21
CIK 1637873

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40256

ACV Auctions Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-2415221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
640 Ellicott Street, #321 Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 553-4070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	ACVA	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Global Select Market on June 30, 2023, was $2.3 billion.

As of February 14, 2024, there were 141,015,776 shares of the registrant's Class A common stock and 22,875,777 shares of Class B common stock, each with a par value of $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

2

ACV Auctions Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2023

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
•
our ability to grow the number of marketplace participants on our marketplace platform;
•
our ability to acquire new customers and successfully retain existing customers and capture a greater share of wholesale transactions from our existing customers;
•
our ability to increase usage of our marketplace platform and generate revenue from our value-added services;
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
•
our ability to expand internationally;
•
our ability to identify, complete, and integrate acquisitions that complement and expand our reach and marketplace platform;
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
•
Failure to properly and accurately inspect the condition of vehicles sold through our marketplace, or to deal effectively with fraudulent activities on our marketplace platform, could harm our business.
•
We have exposure to credit risk with our dealer borrowers, which could have a negative impact on our business, results of operation and financial condition.
•
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
•
A significant disruption in service of, or other performance or reliability issues with, our marketplace platform could damage our reputation and result in a loss of customers, which could harm our brand or our business.
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

PART I

Item 1. Business.

Overview

Our mission is to build and enable the most trusted and efficient marketplace for buying and selling used vehicles with transparency and comprehensive data that was previously unimaginable.

We provide a highly efficient and vibrant marketplace platform ("marketplace platform" or "marketplace") for wholesale vehicle transactions and data services that offer transparent and accurate vehicle information to our customers. Our marketplace platform leverages data insights and technology to power our digital marketplace and data services, enabling our dealers and commercial partners to buy, sell, and value vehicles with confidence and efficiency. Our marketplace platform is also supported by remarketing centers in various locations throughout the United States. We strive to solve the challenges that the used automotive industry has faced for generations and provide powerful technology-enabled capabilities to our dealers and commercial partners who fulfill a critical role in the automotive ecosystem. We help dealers source and manage inventory and accurately price their vehicles as well as process payments, transfer titles, manage arbitrations, and finance and transport vehicles. Our marketplace platform encompasses:

•
Digital Marketplace. Connects buyers and sellers of wholesale vehicles in an intuitive and efficient manner. Our core digital marketplace offerings are auctions in varying formats, which facilitate real-time transactions of wholesale vehicles, and are accessible across multiple platforms including mobile apps, desktop, and directly through our application programming interface (API) integration. We also offer transportation, financing and assurance services to facilitate the entire transaction journey.
•
Remarketing Centers. Provides an additional channel to provide dealers and commercial partners with auction services. At remarketing centers, vehicles may be auctioned onsite and/or launched into the digital marketplace. Additional services are offered at remarketing centers that are important to servicing commercial partners.
•
Data Services. Offer insights into the condition and value of used vehicles for transactions both on and off our marketplace and help dealers, their end consumers, and commercial partners make more informed decisions and transact with confidence and efficiency. We enable dealers to manage their inventory and set pricing more effectively while turning vehicles faster and maximizing profit by leveraging predictive analytics informed by artificial intelligence, and market data.
•
Data and Technology. Underpins everything we do, and powers our vehicle inspections, comprehensive vehicle intelligence reports, digital marketplace, remarketing centers, inventory management software, and operations automation.

We power our marketplace with technology-driven products and value-added services that address the entire transaction journey, ranging from pre-inspection scheduling to post-auction services including title transferability verification, payment processing, financing, and transportation, and facilitate transactions both on and off our marketplace. Our comprehensive suite of services includes ACV Transportation, ACV Capital, and our Customer Assurance (Go Green), which help create a seamless and frictionless buying and selling experience for our customers to further enhance our marketplace platform. We also provide data services to our customers for use outside of our marketplace. Our True360 Reports are used by dealers and commercial partners to provide transparent vehicle information to potential buyers, including dealers as well as consumers. Our ACV MAX inventory management system enables dealers to accurately price their wholesale and retail inventory. More recently, we added ClearCar, an artificial intelligence-powered suite of tools for dealers to build and enhance their trade-in process. We believe the data and technology services enabled by our marketplace platform can bring value to the entire automotive industry and transform both wholesale and retail markets.

Our marketplace platform benefits from a virtuous cycle driven by our scaled, digital marketplace and the data and technology we leverage every day. More buyers and sellers engaging on our marketplace drives greater liquidity and increased vehicle selection, which leads to an overall better marketplace experience. This leads to scale benefits, driving more vehicle and market data that helps grow our data and technology moat. As we collect more vehicle and market data, we are able to provide more efficiency to buyers and sellers through additional products, which in turn drives greater marketplace supply and scale. For example, our data and technology enable economies of scale that improve our value-added transportation and financing services. As we continue to grow and offer more comprehensive and efficient services, our customers can further benefit from a more streamlined, simple, and consistent experience across the full used vehicle lifecycle. These reinforcing flywheel effects continuously improve our scaled, digital marketplace, remarketing centers, and data and technology for our customers, resulting in growth for our marketplace platform.

We continue to invest in growth to scale our company responsibly and drive towards profitability. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV, and Adjusted EBITDA.

Our Marketplace Platform

Our marketplace platform leverages data and technology to power our digital marketplace and data services, enabling our dealers and commercial partners to buy, sell, and value vehicles with confidence and efficiency. Our digital marketplace offerings include our core auction offering and value-added services, ACV Transportation, ACV Capital, and our Customer Assurance (Go Green). Our remarketing centers provide an additional channel to provide dealers and commercial partners with auction services and offer expanded value-added services to our dealer partners. Our data services provide insights into the condition and value of used vehicles for transactions both on and off our marketplace. Our core data and technology platform includes offerings such as inspection, vehicle intelligence, marketplace enablement, and operations automation.

Digital Marketplace

Our digital marketplace connects buyers and sellers of wholesale vehicles nationwide, enabling them to transact intuitively and efficiently.

•
Auction. Our core offering is our online auction, which facilitates real-time transactions of wholesale vehicles. Thousands of dealers transact every day, with sellers launching their vehicles directly to our digital marketplace, enabling buyers to search and discover relevant inventory through customized filters, such as price, location, and vehicle-specific details including mileage, year, make, and model.
•
Run List. Run List supports dealers in making informed decisions. It allows for pre-filtering and pre-screening of vehicles up to 24 hours prior to an auction taking place. This allows dealers the time to thoroughly review vehicle data and insights and focus their searches.
•
ACV Transportation. Through our nationwide network of third-party carrier partners, our technology platform, and dedicated service teams, we enable the movement of vehicles both locally and long-haul in a cost-efficient and timely manner. All buyers on our marketplace platform have the ability to see real-time transportation quotes as part of the vehicle-display page and add transportation services during checkout. Once the transaction is finalized, dealers will receive a confirmation email and have access to status reports on MyACV to follow the vehicle on its journey to its new dealer.
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

Remarketing Centers

Our remarketing centers offer expanded value-added services such as vehicle reconditioning and storage to facilitate auction business with commercial partners such as fleet, rental car, and financial consignors.

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
•
ACV Market Report. We provide transaction data and condition reports for comparable used vehicles, including pricing data from third-party sources. With a full picture of how previous vehicle sales have performed, our ACV Market Report gives dealers another tool to determine pricing and valuation strategies for used vehicles. The report provides a range from the low value to high value of the year, make, and model sold on the digital marketplace, and will list all of the vehicle’s information including location, date, mileage and sold price. Dealers can utilize filters to further narrow down results in order to get the best picture to assess the pricing strategy for that particular vehicle.
•
ACV MAX. Through our inventory management software offering, we enable dealers to manage their inventory and set pricing more effectively while turning vehicles faster and maximizing profit by leveraging predictive analytics informed by artificial intelligence, machine learning, and market data.

Data and Technology

Data and technology are the foundations of our marketplace platform and underpin everything we do. Our core data and technology capabilities include inspection, vehicle intelligence, marketplace enablement, and operations automation.

•
Inspection
•
Condition Report. We provide thorough, comprehensive inspections and reports that feature approximately 100 details such as cosmetic irregularities including paint quality, as well as structural assessments that identify prior repairs or existing damages. For the cosmetic and structural analysis, our inspectors complete metering of all paint surfaces to help identify irregularities in paint quality and assess the structure of the vehicle to identify prior repairs or existing damages. Inspectors also use drivetrain and mechanical analyses to read and clear diagnostic trouble codes, and identify potential resolutions for them. For interior and exterior reviews, inspectors complete a detailed evaluation of the vehicle, ranging from the cupholder and gauge, to the tires.
•
Virtual Lift. We offer a high definition look at a vehicle’s undercarriage without having to put the vehicle on a lift through Virtual Lift. This is a portable, lightweight, drive-over solution utilizing mobile device technology that can be operated by a single inspector in a matter of minutes. Virtual Lift elevates the level of trust and transparency on our digital marketplace by providing a digital look into a vehicle’s undercarriage.

•
Apex. Apex is a proprietary and patent-pending wireless suite of data-gathering sensors. This new application-driven device utilizes a multi-microphone array to capture higher quality engine sound recordings as compared to our previous data-gathering sensor AMP. This allows for real-time sharing of a vehicle’s engine sound and combines this data with information and inputs from a host of other sensors, including but not limited to non-audible range acoustics, vibration, atmospheric, VOC, and gyroscopic data. The enhanced audio signature is not only designed to give buyers the highest quality listening experience in the industry, but it is also customized to be compatible with our engine fault detection machine learning models. Utilizing and building upon our existing AMP advanced machine learning algorithms, we leverage our extensive vehicle database to provide guided insights on vehicle engine conditions at the time of inspection. The Apex sensor platforms are compatible with multiple of ACV's built applications and can be utilized using iOS and Android-powered devices.
•
Vehicle Intelligence. Our marketplace platform is fueled by the data we collect through our proprietary technology, inspections, and activity on our marketplace, as well as third-party market data. We store, analyze, and connect this data to create comprehensive analytics tailored for our dealers and commercial partners. Our pricing engine utilizes our extensive repository of data to help predict wholesale and retail vehicle valuations at scale, and dealers can price any vehicle anywhere.
•
Marketplace Enablement
•
MyACV. We provide an application that serves as our customers’ gateway to our digital marketplace through our mobile app, website, or directly leveraging our APIs. MyACV offers user-friendly product features for our customers including personalization, inventory discovery, bidding, purchasing, finalization of post-sale payment options, and additional services including transportation and financing. Our navigation feature accommodates a constantly increasing list of new capabilities, like the Data Export feature that allows dealers to download won, sold, and saved auction details.
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
•
Programmatic Buying. Programmatic buying, driven by data from our industry-leading condition reports, allows our customers with their own technology platforms to integrate directly with ACV's real-time APIs to receive vehicle notifications and generate bids on our marketplace. In addition, our new programmatic buying user experience SAM (Smart Acquisition Manager) enables any dealer to participate in programmatic buying on our marketplace by creating detailed inventory wish lists with automatic bidding rules to help them source their inventory needs.

Key Advantages to our Marketplace Platform

Our competitive advantage results from our deep expertise in the used vehicle market, a transparent, digital approach for our dealers and commercial partners, and a comprehensive suite of products and services:

Transparent, Digital Approach Unlocks a More Efficient Market. Our marketplace platform and comprehensive suite of products and services provides greater access to trusted inventory and speed to liquidity for our dealers and commercial partners. Our differentiated approach to vehicle insights also allows us to stand behind vehicles listed on our marketplace and truly partner with our customers. Go Green is a highly differentiated product which provides the seller with an assurance against claims of defects in the vehicle that are not disclosed in our condition report and which otherwise may have exposed the seller to loss as a result of arbitration with the vehicle buyer. We believe our approach instills more confidence for our customers to transact digitally and we enable transactions that may not have happened in the traditional auction process.

Industry Leading Marketplace Platform with Significant Scale. The power of our marketplace platform is evidenced through our scale and growth. In 2023, we had 17,121 active Marketplace Buyers and 11,505 active Marketplace Sellers generating $8.8 billion Marketplace GMV, which increased by 18%, 12%, and (2)%, respectively, from the prior year. Our marketplace platform provides sellers with efficient channels to wholesale their vehicles and access to thousands of dealers nationwide, and provides buyers with a real-time view of extensive vehicle inventory, all at the touch of a button. We believe our ability to build vibrant local and regional networks of Marketplace Buyers and Marketplace Sellers, combined with our nationwide coverage, creates a strong competitive advantage.

Comprehensive Suite of Products and Services Deepening Relationships with Our Customers. We offer a comprehensive suite of products and services that help create a seamless experience and remove the friction and pain points associated with the traditional wholesale process. Through services such as ACV Transportation and ACV Capital we help our customers manage the entire transaction journey on our marketplace platform, becoming an integral partner and deepening our relationships with them.

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

Sales

Our sales team is responsible for onboarding our dealers and commercial partners and ensuring their success and satisfaction on our marketplace platform. We have built a robust internal sales team that act as account managers, and partner with our customers. Account managers are often the first point of contact for customers seeking to join our marketplace platform, and they develop meaningful relationships with our dealers and commercial partners. We also have a dedicated sales development team that proactively sources new customers, particularly for our more nascent territories or in existing territories where we seek to improve our buyer to seller ratio. After dealers are on-boarded onto our marketplace platform, they can interact with their account managers through in-app messaging, by email, or by phone.

Our territory managers also function as sales representatives, particularly in more nascent territories where they develop personal relationships with local dealers. Territory managers support our dealers, building awareness of our brand in the regions in which they operate. Our VCIs serve as a sales support team by building and cultivating relationships with our customers through multiple weekly visits to customers in their territories. Given the strength of their relationships and frequency of interaction with our dealers, VCIs often double as informal relationship managers and can be a key point of contact for dealers on our digital marketplace.

Marketing

We build and cultivate relationships with our dealer and commercial partners, with the goal of providing a streamlined, simple, and consistent experience for our customers. Marketing campaigns and promotions are used throughout the transaction journey to guide the customer through the funnel, cross-sell offerings and ultimately reach their full volume potential with ACV.

Our marketing initiatives aim to drive brand awareness, incentivize our existing partners to remain engaged and active in our marketplace, and attract new dealers and commercial partners to our marketplace platform. We are focused on building a world-class acquisition engine led by our marketing team and in partnership with our VCIs, business development representatives and account managers. Our customer acquisition efforts are strategically aligned to territories or regions that could benefit from dealer development. We are focused on increasing retention and growing wallet share with our customers.

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

Competition

We mainly compete with large, national physical vehicle auction companies, such as Manheim, a subsidiary of Cox Enterprises, Inc., Adesa, a subsidiary of Carvana, and OPENLANE. The physical vehicle auction market in North America is largely consolidated, with Manheim and Adesa serving as large players in the market. Manheim has expanded into online wholesale marketplaces and auctions, and OPENLANE is also competing in the online wholesale auction market. However, we do compete with smaller chains of auctions and independent auctions in the physical market. We also compete with a number of smaller digital marketplace companies.

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

We have a proven leadership team composed of seasoned executives with demonstrated track records of scaling businesses, as well as business leaders from across auto, consumer, and marketplace businesses. As of December 31, 2023, we had over 2,170 teammates, including our more than 740 highly sophisticated VCIs that help support our relationships with our customers nationwide.

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

We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors and third parties. We further control the use of our proprietary technology and intellectual property through provisions in our terms of service. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our proprietary technology and our intellectual property rights, unauthorized parties may attempt to access, copy, obtain, use, reverse engineer, misappropriate, infringe, and otherwise violate our technology and intellectual property, including to develop platforms with the same functionality as our marketplace platform. For more information regarding the risks relating to intellectual property, see “Risk Factors—Risks Related to Information Technology and Intellectual Property.”

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

In addition to these laws and regulations, our facilities and business operations are subject to a wide array of federal, state, local, and international laws and regulations relating to occupational health and safety, and other broadly applicable business regulations. We also are subject to laws and regulations involving taxes, data privacy and security, anti-spam, content protection, electronic contracts and communications, mobile communications, unencumbered internet access to our marketplace platform, the design and operation of websites and internet neutrality. For additional information, see “Risk Factors-Risk Factors Related to Government Regulation and Litigation—We operate in highly regulated industries and either are or may be subject to a wide range of federal, state and local laws and regulations and our failure to comply with these laws and regulations may force us to change our operations or harm our business.”

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

Our revenue was $481.2 million and $421.5 million for the years ended December 31, 2023 and 2022, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, it is possible that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of additional factors, including our ability to:

•
increase the number of customers transacting on or through our marketplace platform, as well as increase the use of our products and services from new or existing customers;
•
further enhance the quality of our marketplace platform and value-added products and services, introduce high quality new products and services on our marketplace platform, and develop technology related thereto;
•
price our products and services effectively so that we are able to attract new customers and expand transactions through our existing customers;
•
effectively grow the size of our workforce to address demand for our products and services over time;
•
successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our marketplace platform;
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

Our business has grown as new customers have begun to trust and use our digital marketplace and value-added products and services as a new way to buy and sell their vehicles to other dealers. However, our business is relatively new and has operated at substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. Our historical revenue or revenue growth should not be considered indicative of our future performance. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including difficulties in our ability to achieve market acceptance of our platform, products and services and attract customers, as well as increasing competition and increasing expenses as we continue to grow our business. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our marketplace platform may be less productive than expected. In the event of this or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business may be harmed.

Our recent growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have experienced significant growth in the number of customers on our marketplace platform as well as the amount of data that we analyze. We have hired and expect to continue hiring additional personnel to support our growth. Our organizational structure is becoming more complex as we add staff, and we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. This will require capital expenditures and the allocation of valuable management resources to grow and adapt in these areas without undermining our corporate culture of teamwork. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience, our business may be harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future.

We have experienced net losses in each annual period since inception. We generated net losses of $75.3 million and $102.2 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $422.6 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future, particularly in light of recent macroeconomic factors. Costs and expenses could fluctuate in future periods, which could negatively affect our future results of operations. In particular, we expect that we will continue to expend substantial financial and other resources on:

•
our online digital marketplace, including systems architecture, scalability, availability, performance and security;
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

We commenced operations in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations and financial condition is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our revenue, results of operations, cash flows and financial condition have historically varied from period to period, and we expect that they will continue to do so; therefore, our historical revenue growth should not be considered indicative of our future performance or financial condition. Further, in future periods, our revenue growth could slow, our revenue could decline and/or our financial condition may be adversely impacted for a number of reasons, many of which are outside of our control, including:

•
the level of demand for our online marketplace and our value-added products and services, including fluctuation in our business;
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
•
network outages, security breaches, cyber-attacks, fraud, technical difficulties or interruptions, or other similar incidents with respect to our marketplace platform;
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
•
general economic and political conditions, as well as economic conditions specifically affecting the automotive industry; and
•
natural disasters, weather events, pandemics, or energy or telecommunications failures.

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

We have also encountered, and will continue to encounter, other risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our results of operations or financial condition could differ materially from our expectations, and our business may be harmed.

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

In August 2021, we entered into a first lien revolving credit facility, or the 2021 Revolver, with JPMorgan Chase Bank, N.A, which provided a $160.0 million senior secured revolving credit facility with a maturity date of August 24, 2026. On June 1, 2023, we entered into an Amendment on the 2021 Revolver which modified the rate at which interest payments are indexed to from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Our obligations under the 2021 Revolver are secured by substantially all of our assets.

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

We may be adversely affected by fluctuations in benchmark interest rates because of our 2021 Revolver.

Our 2021 Revolver provides for an interest rate, at our option, based on the SOFR or an Alternate Base Rate, plus an applicable margin. Benchmark interest rates are sensitive to a number of factors, including changes in economic, monetary and fiscal policies in the United States and abroad and other factors beyond our control. A significant increase in such rates could have an adverse effect on our business, financial condition and liquidity. See the section titled "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" for additional information on our exposure to interest rate risk.

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

Currently, our marketplace platform consists of our digital marketplace, including our auction and value-added services, ACV Capital and ACV Transportation, and Go Green assurance; remarketing centers; data services, including our True360 and ACV Market reports and ACV MAX inventory software management offerings; and data and technology, including our inspection software. If we introduce new products and services or expand existing offerings on our marketplace platform, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources to familiarize ourselves with such frameworks and the possibility that returns on such investments may not be achieved for several years, if at all. In attempting to establish new offerings, we expect to incur significant expenses and face various other challenges, such as expanding our engineering team, sales team and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these value-added products and services to customers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, may harm our business, results of operations and financial condition.

We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business, results of operations and financial condition.

We mainly compete with large, national physical vehicle auction companies, such as Manheim, a subsidiary of Cox Enterprises, Inc., Adesa, a subsidiary of Carvana, and OPENLANE. The physical vehicle auction market in North America is largely consolidated, with Manheim and Adesa serving as large players in the market. Manheim has expanded into online wholesale marketplaces and auctions, and OPENLANE is also competing in the online wholesale auction market. However, we do compete with smaller chains of auctions and independent auctions in the physical market. We also compete with a number of smaller digital marketplace companies.

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

Our business depends on our ability to grow the share of wholesale transactions from existing customers, increasing the number of wholesale transactions they conduct on our marketplace platform. Our customers have no obligation to conduct a minimum number of transactions on our marketplace platform or to continue using our marketplace platform over time. In order for us to maintain or improve our results of operations, it is important that our customers continue using our marketplace platform and increase the share of wholesale transactions which they complete on our marketplace platform. We cannot accurately predict whether we will grow the share of wholesale transactions from existing customers. The volume of transactions from existing customers may decline or fluctuate as a result of a number of factors, including business strength or weakness of our customers, customer satisfaction with our marketplace platform and other offerings, our fees, the capabilities and fees of our competitors or the effects of global economic conditions. These factors may also be exacerbated if, consistent with our growth strategy, our customer base continues to grow to encompass larger enterprises, which may also require more sophisticated and costly sales efforts. If our customers do not continue to use our marketplace platform or purchase additional services from us, our revenue may decline and our business, results of operations and financial condition may be harmed.

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

We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and marketplace platform capabilities, or technologies that we believe could complement or expand our services and marketplace platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and marketplace platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our marketplace platform, or we have difficulty retaining the customers or vendors of any acquired business due to changes in ownership, management or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention and financial investment that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, operating expenses, or liability associated with pre-acquisition activities which could adversely affect our business, results of operations and financial condition. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, results of operations and financial condition may be harmed or we may be exposed to unknown risks or liabilities.

Moreover, our acquisition strategy related to Remarketing Centers involves certain risks. In connection with any acquired business, we will need to ensure the security of vehicles and safety of our customers, negotiate favorable lease terms, obtain any necessary permits and licenses, hire, train and retain our personnel, and coordinate with our digital marketplace so as to minimize any internal competition. Live auctions at the Remarketing Centers may be delayed or canceled due to weather-related or other events. If any acquired business fails to achieve, or is unable to sustain, acceptable profitability levels, our business, results of operations and financial condition may be adversely affected.

We bear settlement risk for vehicles sold through our marketplace platform.

We bear settlement risk in connection with sales made through our marketplace platform. We settle transactions among buyers and sellers using our marketplace, and as a result, the value of each vehicle sold passes through our balance sheet. Since revenue for vehicles does not include the gross sales proceeds, failure to collect the receivables in full may result in a net loss up to the gross sales proceeds on a per vehicle basis in addition to any expenses incurred to collect the receivables and to provide the services associated with the vehicle. If we are unable to collect payments on a large number of vehicles, the resulting decreased fee revenue and potential loss of gross sales proceeds may adversely affect our business, results of operations and financial condition.

Failure to deal effectively with fraudulent activities on our marketplace platform, could harm our business.

In addition, we face risks with respect to fraudulent activities on our marketplace platform, including the sale of illegally-acquired vehicles through our auction marketplace, the unauthorized entry into and use of our marketplace platform by persons who do not meet our criteria and standards, and participation of buyers in our marketplace platform who have no intention to pay. For example, we have previously received complaints from a small number of buyers who purchased vehicles which were later determined to have been stolen. In addition, a lawsuit was previously brought against us alleging a conspiracy to set bids on our marketplace from transactions that originated from one seller. Allegations of fraudulent activity on our auction marketplace, even if untrue, may materially and adversely impact our business, results of operations, financial condition and reputation, as well as our ability to attract new customers and retain current customers.

Although we have implemented measures designed to detect and reduce the occurrence of fraudulent activities on our marketplace platform and combat bad customer experiences, there can be no assurance that these measures will be effective in combating fraudulent transactions or improving overall satisfaction among sellers, buyers, and other participants. Additional measures to address fraud could negatively affect the attractiveness of our services to buyers or sellers, resulting in a reduction in the ability to attract new customers or retain current customers. Any actual or alleged future fraudulent activity may damage our reputation, or diminish the value of our brand name, either of which could adversely impact our business, results of operations and financial condition.

Prospective purchasers of vehicles may choose not to shop online, which would prevent us from growing our business.

Our success will depend, in part, on our ability to attract additional customers who have historically purchased vehicles through physical auctions. If we fail to convince potential customers who have historically purchased vehicles entirely or primarily through physical auctions to use our digital marketplace, we may not be able to grow at the rate we expect and our business may suffer. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or offer more incentives than we currently anticipate in order to attract additional buyers to our digital marketplace and convert them into participants on our online auction marketplace. Specific factors that could prevent participants from transacting on our marketplace platform include:

•
concerns about buying vehicles without the ability to physically examine such vehicles;
•
pricing that does not meet the expectations of our auction participants;
•
delayed deliveries;
•
real or perceived concerns about the quality of our inspection reports;
•
inconvenience with returning or exchanging vehicles purchased online;
•
concerns about the security of online transactions and data privacy and security with respect to personal information; and
•
usability, functionality and features of our marketplace platform.

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
•
macroeconomic or geopolitical conditions and armed conflicts;

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

Complaints or negative publicity about our business practices, inspection quality, compliance with applicable laws and regulations, data privacy and security or other aspects of our business, especially on blogs and social media websites, could diminish customer confidence in our marketplace platform and adversely affect our brand, irrespective of their validity. The growing use of social media increases the speed with which information and opinions can be shared and thus the speed with which our reputation can be damaged. If we fail to correct or mitigate misinformation or negative information about us, our marketplace platform, our customer experience, our brand or any aspect of our business, including information spread through social media or traditional media channels, it may harm our business, results of operations and financial condition.

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

Our marketing initiatives aim to drive brand awareness and engagement among dealers and commercial partners in order to position us as the trusted online wholesale marketplace. We acquire new dealers and commercial partners through a variety of marketing channels including digital, such as social media and search engine optimization, direct marketing, such as brand-oriented marketing campaigns, and outbound business development, and we have expanded our in-house marketing significantly in recent years. Future growth and profitability will depend in part on the cost and efficiency of our promotional advertising and marketing programs and related expenditures, including our ability to create greater awareness of our marketplace platform and brand name, to appropriately plan for future expenditures and to drive the promotion of our marketplace platform. If we are unable to recover our marketing costs through increases in customer traffic and incremental sales, or if our marketing campaigns are not successful or are terminated, our growth may suffer and our business may be harmed.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against, including in connection with acquisitions or strategic investments, or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. For example, insurance we maintain against liability claims may not continue to be available on terms acceptable to us and such coverage may not be adequate to cover the types of liabilities actually incurred. A successful claim brought against us, if not fully covered by available insurance coverage, may harm our business.

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

Risks Related to Socioeconomic and Geopolitical Factors

Our business is highly sensitive to changes in macroeconomic conditions, and risks related to the larger automotive ecosystem, including customer demand, could reduce auto sales and profitability, which may harm our business, results of operations and financial condition.

Our business is affected by general business and economic conditions. Changes in economic, monetary and fiscal policies in the United States and abroad and fluctuations in exchange rates, as well as ongoing military conflicts, including between Russia and Ukraine and between Israel and Hamas, may have the effect of heightening our exposure to several risks. We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. During past global economic downturns, there has been an erosion of retail demand for new and used vehicles that, together with other factors such as financial market instability, led many lenders to reduce originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions could depress the number of vehicles that become part of the wholesale market in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting our volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and wholesale volumes. These factors could adversely affect our revenue and profitability.

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

Dealer consolidations or closures could reduce demand for our products, which may decrease our revenue. In the past, the number of U.S. dealers has declined due to dealership consolidations and closures as a result of varying factors, such as increased competitive pressure from online vehicle retailers and global economic downturns. When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue. Further dealership consolidations or closures could reduce the aggregate demand for our marketplace platform and value-added products and services. If dealership consolidated and closures occur in the future, our business may be harmed.

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

Our business is subject to the risk of natural disasters, adverse weather events, global pandemics, and other catastrophic events, and to interruption by man-made problems such as geopolitical tensions, armed conflicts and acts of terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, acts of war, adverse weather events, global pandemics, geopolitical tensions, armed conflicts, acts of terrorism, human errors, infrastructure failures, energy crises and similar events. The third-party systems and operations on which we rely are subject to similar risks. For example, we rely on FedEx in order to ship and deliver titles in connection with vehicle sales through our marketplace, and the disruption to FedEx’s service as a result of a natural disaster could have an adverse effect on our business, results of operations and financial conditions. Geopolitical tensions, armed conflicts, or acts of terrorism could also cause disruptions in our businesses, consumer demand or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as if a natural disaster affects main transportation routes for the delivery of vehicles. Any such disruptions could negatively affect our ability to run our business, which could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Information Technology and Intellectual Property

We may not properly leverage or make the appropriate investment in technology advancements, which could result in the loss of any sustainable competitive advantage in products, services and processes.

Our business is dependent on our data-driven marketplace platform. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. Understanding technology innovation is necessary to retain our competitive advantage. We may not be successful in developing, acquiring or implementing new data-driven products, services, and technologies which are competitive and responsive to the needs of our customers. Such products, services, and technologies, which are rapidly evolving, include those that use artificial intelligence. We might lack sufficient resources to continue to make the significant investments in information technology to compete with our competitors. Certain information technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. We may not be able to develop or implement these initiatives in a cost-effective, timely manner or at all. There can be no assurance that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new kinds of technology innovations, market developments and changing customer needs, our business may be harmed.

If we are unable to adequately address our customers’ increasing reliance on technology or provide a compelling vehicle search experience to customers through both our web and mobile platforms, the number of connections between buying and selling dealers using our marketplace may decline and our business, results of operations and financial condition may be harmed.

As dealers increasingly use technology-based services, including our marketplace and other offerings, our success will depend, in part, on our ability to provide customers with a robust and user-friendly experience on our marketplace platform. Given a greater focus on technology in the automotive industry, our future success depends in part on our ability to provide enhanced functionality for dealers who use the web and mobile devices to purchase used vehicles and increase the number of transactions with us that are completed by those dealers. Our ability to provide a compelling user experience, both on the web and through mobile devices, is subject to a number of factors, including:

•
our ability to maintain an attractive marketplace for our customers;
•
our ability to continue to innovate and introduce products for our marketplace;
•
our ability to launch new products that are effective and have a high degree of customer engagement, including products that are powered by artificial intelligence;
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

In addition, if we fail to continue to provide a compelling user experience to our customers, the number of connections between buying and selling dealers facilitated through our marketplace could decline, which in turn could lead dealers to stop listing their inventory in our marketplace or cause buyers to look outside our marketplace platform for their wholesale purchases. If dealers stop listing their inventory on our marketplace platform, we may not be able to maintain and grow our customer traffic, which may cause other dealers to stop using our marketplace. This reduction in the number of dealers using our marketplace would likely adversely affect our marketplace and our business, results of operations and financial condition.

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

A significant disruption in service of, or other performance or reliability issues with, our marketplace platform could damage our reputation and result in a loss of customers, which could harm our brand or our business.

Our brand, reputation and ability to attract customers depend on the reliable performance of our marketplace platform and the supporting systems, technology and infrastructure. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, bugs, vulnerabilities, computer viruses, physical or electronic break-ins or similar events, could affect the availability of our inventory on our marketplace platform and prevent or inhibit the ability of customers to access our marketplace platform. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.

Problems faced by our third-party web-hosting providers, including Amazon Web Services and Google Cloud, could inhibit the functionality of our marketplace platform. For example, our third-party web-hosting providers could close their facilities without adequate notice or suffer interruptions in service caused by cyber-attacks, natural disasters or other phenomena. Disruption of their services could cause our website to be inoperable and could harm our business. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. In addition, if our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business may be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our marketplace platform could interrupt our customers’ access to our inventory and our access to data that drives our operations, which could harm our reputation and have an adverse effect on our business, results of operations and financial condition.

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

Our marketplace platform allows for the storage and transmission of our customers’ proprietary or confidential information, which may include personal information or other information. We may use third-party service providers and subprocessors to help us deliver services, including payment services, to our customers. These vendors may store or process personal information, payment card information, or other information on our behalf.

Security breaches, cyber-attacks and other similar incidents continue to increase, and marketplace platforms such as ours may be subject to such incidents. These threats, which are becoming increasingly difficult to detect, are perpetuated by a variety of sources, including traditional computer “hackers,” employees engaging in theft or misuse, organized criminal threat actors, nation-states and nation-state-supported actors. We and our third-party service providers may be subject to a variety of these evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), viruses, denial-of-service attacks (such as credential stuffing), malware installation, server malfunctions, ransomware attacks, supply-chain attacks, software bugs, software or hardware failures, loss of data or other computer assets, adware, telecommunications failures, pandemics, earthquakes, fires, floods, or other similar issues. These threats are becoming increasingly prevalent and severe, especially as criminal threat actors leverage artificial intelligence-based technologies and services, and can lead to significant interruptions in our operations, loss of information and income, reputational harm, and diversion of funds. Similarly, supply chain-attacks have increased in frequency and severity and we cannot guarantee that third parties and infrastructure in our supply chain and our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services.

While we have security measures in place designed to protect customer information and prevent data loss, security breaches, cyber-attacks and other similar incidents, there can be no assurance that our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ information on our behalf will be effective in protecting against unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information, marketplace platform or our customers’ information, including personal information, particularly given that our ability to monitor our third-party service providers’ information security practices is limited. The techniques used to sabotage or to obtain unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our marketplace platform, systems, networks or physical facilities in which our information or our customers' information is stored or through which information is transmitted change frequently and often are not identified until they are launched against a target, and we may be unable to implement adequate preventative measures or stop security breaches, cyber-attacks or other similar incidents while they are occurring. The security measures that we have integrated into our marketplace platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, cyber-attacks and other similar incidents, may not be adequate to prevent or detect service interruption, system failure or data loss. Our marketplace platform, systems, networks, and physical facilities could also be breached or information could be otherwise compromised due to employee, contractor or customer error, negligence or malfeasance, if, for example, third parties attempt to fraudulently induce our employees, contractors or our customers to disclose information or user names or passwords, or otherwise compromise the security of our marketplace platform, networks, systems and physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to, marketplace platforms, systems, networks or physical facilities. See the section titled “Cybersecurity” for additional information on certain aspects of our approach to cybersecurity risk management and strategy.

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

Further, security compromises experienced by our customers with respect to information hosted on our marketplace platform, even if caused by the customer’s own misuse or negligence, may require us to make certain public disclosures, which could harm our reputation, erode customer confidence in the effectiveness of our security measures, negatively impact our ability to attract new customers, or cause existing customers to elect not to use our marketplace platform. We may be subject to indemnity demands, regulatory proceedings, audits, penalties or litigation based on our customers’ misuse of our marketplace platform with respect to such sensitive information and defending against such litigation and otherwise addressing such matters may be expensive, cause distraction and result in us incurring liability, all of which may harm our business.

Litigation resulting from security breaches, cyber-attacks or other similar incidents may adversely affect our business. Actual or alleged unauthorized access to our or our vendors’ platform, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and marketplace platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach, cyber-attack or other similar incident were to occur, and the confidentiality, integrity or availability of personal information was disrupted, we could incur significant liability, or our marketplace platform, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.

While we maintain general liability insurance coverage and coverage for errors and omissions including cyber-attacks, we cannot assure you that such coverage will be adequate or otherwise protect us from liabilities or damages with respect to claims alleging compromises of personal information or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

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

We are currently the registrant of various domain names. The regulation of domain names in the United States and abroad is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain domain names that are important for our business.

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

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business, results of operations and financial condition

Our commercial success depends on our ability to develop and commercialize our products and services and use our internally developed technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, result of operations and financial condition to suffer. Whether merited or not, we, our partners or parties indemnified by us may face claims of infringement, misappropriation or other violation of third-party intellectual property that could interfere with our ability to market, promote and sell our brands, products and services. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, in recent years, individuals and groups have begun purchasing intellectual property assets for the purpose of making such claims and attempting to extract settlements from companies like ours. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability, validity or ownership of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue claims, regardless of whether such claims have merit, that can be time-consuming, divert management’s attention and financial resources and be costly to evaluate and defend. The result of any such litigation is difficult to predict and may require us to stop commercializing or using our technology, obtain licenses, modify our marketplace platform, services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties and upfront or ongoing fees, or grant cross-licenses to our own intellectual property rights. Such licenses may also be non-exclusive, which could allow competitors and other parties to use the subject technology in competition with us. We may also have to redesign our marketplace platform, services and technology so they do not infringe, misappropriate or otherwise violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.

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

We use open source software in connection with our products and services. Companies that incorporate open source software into their technologies have, from time to time, faced claims challenging the use of open source software, the ownership of software that such companies believed to be open source and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute or make available across a network software and services that include open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our internally developed source code, including that of our marketplace platform, or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous and may not have been tested in a court of law, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software which, thus, may contain security vulnerabilities or infringing or broken code. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our marketplace platform. Any of the foregoing, including a requirement to publicly disclose our internally developed source code or pay damages for breach of contract, could have a material adverse effect on our business, results of operations and financial condition and could help our competitors develop services that are similar to or better than ours.

We rely on third-party providers to perform payment-related services on our behalf, and the failure of such third-parties to adequately perform such services or comply with applicable laws could harm our business.

We rely on third-party service providers to perform services related to payment processing, identity verification and fraud analysis and detection. As a result, we are subject to a number of risks related to our dependence on third-party service providers. If any or some of these service providers fail to perform adequately or if any such service provider were to terminate or modify its relationship with us unexpectedly, it could negatively impact our buyers’ ability to pay for some services, drive customers away from our services, result in potential legal liability or heightened risk, and harm our business. In addition, we and our third-party service providers may experience service outages from time to time that could adversely impact payments made on our marketplace platform. Additionally, any unexpected termination or modification of those third-party services could lead to a lapse in the effectiveness of certain fraud prevention and detection tools.

Our third-party service providers may increase the fees they charge us in the future, which would increase our operating expenses. This could, in turn, require us to increase the fees we charge to customers and cause some customers to reduce their use of our marketplace or to leave our marketplace platform altogether.

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

The wholesale sale of used vehicles through our marketplace platform and financing offerings may be subject to state and local licensing requirements. Despite our belief that we are not subject to the licensing requirements of such jurisdictions, regulators of jurisdictions in which our customers reside for which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations. Regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our business, results of operations and financial condition.

In addition to these laws and regulations, our facilities and business operations are subject to a wide array of federal, state and local laws and regulations relating to occupational health and safety, and other broadly applicable business regulations. We also are subject to laws and regulations involving taxes, privacy and data security, anti-spam, content protection, electronic contracts and communications, mobile communications, unencumbered internet access to our marketplace platform, the design and operation of websites and internet neutrality.

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

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet and ecommerce. Existing and future regulations and laws could impede the growth of the internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, data privacy and security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our marketplace platform, the design and operation of websites and internet neutrality. It is not clear how existing laws governing issues such as property ownership, licensing, sales and other taxes, and privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one market segment to another and may conflict with other rules or our practices. For example, federal, state and local regulation regarding data privacy and security has become more significant, and laws such as the CCPA and GDPR may increase our costs of compliance. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenue and increased expenses.

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

Risks Related to Being a Public Company

We will continue to incur costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred and will continue to incur significant finance, legal, accounting and other expenses, including director and officer liability insurance, that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

We are obligated to maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We are a “large accelerated filer” under the Exchange Act as of December 31, 2022. As a result, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting on an annual basis. We have been engaged in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and our continued compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As a result, as of December 31, 2023, holders of our Class B common stock, collectively own shares representing approximately 63.0% of the voting power of our outstanding capital stock with our directors, their affiliates, and our executive officers owning the majority of Class B common stock. As a result, the holders of our Class B common stock will be able to exercise considerable influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets, even if their stock holdings represent less than 50% of the aggregate outstanding shares of our capital stock. This concentration of ownership will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to holders of our Class A common stock or that may not be aligned the interests of holders of our Class A common stock. This control may adversely affect the market price of our Class A common stock.

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

•
adoption of new regulations applicable to the industries in which we operate or the expectations concerning future regulatory developments;
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

In addition, there were 5,890,376 shares of Class B common stock issuable upon the exercise of options as of December 31, 2023. There were also 686,688 shares of Class B common stock and 6,551,232 shares of Class A common stock issuable upon the vesting of restricted stock units, or RSUs, outstanding as of December 31, 2023. We have registered all of the shares of Class A common stock and Class B common stock issuable upon exercise or vesting of outstanding options or RSUs, respectively, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of December 31, 2023, holders of a significant percentage of our capital stock, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Strategy and Risk Management

We have established and maintain policies and processes for assessing, identifying, monitoring, and managing material risks arising from cybersecurity threats which form an important component of our overall risk management program. Our policies and processes underlie and support the integrity and availability of critical data and systems, and are designed to provide a framework for timely, effective responses to cybersecurity threats, such as threats associated with our services and with our use of services or technology products by our strategic vendors, contractors, or other suppliers. ACV also engages independent third parties to help us assess our internal preparedness, audit our adherence to cybersecurity standards, assist us with risk mitigation activities, such as security assessments and penetration testing, and identify areas for continued focus and improvement.

Our efforts are led by ACV's Chief Information Officer (“CIO”) who oversees a team of cybersecurity professionals (the “Cybersecurity Department”) dedicated to identifying, assessing, escalating, responding to, and recovering from cybersecurity threats on a day-to-day basis.

The Cybersecurity Department works with our strategic vendors, contractors, or other suppliers that provide services or technology products to complete information security risk assessments, each consisting of a holistic review using NIST as a standard. For these suppliers, operational security details, including third-party reports on compliance frameworks (such as NIST, SOC2 Type2), are reviewed by the Cybersecurity Department for sufficiency. The Cybersecurity Department uses tools to assist in monitoring cyber activities, benign and otherwise, and creates alerts based on anomalous activities or potential vulnerabilities. ACV personnel also are required to take cybersecurity training, which is designed to prepare our personnel to look out for and report any suspicious or anomalous events they may experience.

Governance

While our board of directors has overall responsibility for risk oversight, our Audit Committee assists our board of directors in monitoring cybersecurity risks by receiving regular reports from our CIO, as needed, that cover information such as NIST review outcomes, and actions to address findings and vulnerabilities.

Our CIO has primary management responsibility for ACV’s cybersecurity. He has over twenty- five years of experience working in information technology, with the last fifteen years in senior leadership and delivery roles in large, geographically spread corporate technology settings.

Pursuant to our Cybersecurity Incident Response Plan (“CIRP”), which governs ACV’s responses to cybersecurity events and is designed to align with industry practices, when a cybersecurity event has been identified, it is assessed by our Cybersecurity Department based on a threat detection and response analysis to determine whether the event is a cybersecurity incident. Events that do not meet the standard of incident are resolved and closed out by the Cybersecurity Department in our cybersecurity event management system.

If an event is identified as an incident, the CIRP provides for notification to designated members of the Cybersecurity Department and the legal compliance function who will analyze the incident for potential materiality. Any incident whose impacts are judged to be potentially material is escalated immediately to a senior management team comprised of at least our CIO, Chief Legal Officer, Chief Operations Officer, and Chief Financial Officer. Additionally, certain cybersecurity events, such as a ransomware attack, will be immediately escalated to the designated members set forth above and the CIO. If the threat is found to be credible, it is further escalated on an emergency basis to the Chief Legal Officer and Chief Financial Officer. Once a cybersecurity incident is escalated to senior management, other members of management and senior management may be engaged to oversee the assessment, response, recovery, and disclosure efforts relating to such cybersecurity event.

Despite our efforts, we can offer no guarantees that the cybersecurity measures we use will prevent unauthorized or malicious access to ACV systems and information. For more information regarding the risks relating to cybersecurity, see “Risk Factors—Risks Related to Information Technology and Intellectual Property—Security breaches, cyber-attacks or other similar incidents with respect to our information technology systems, or those of our third- party service providers, could result in adverse consequences, including, but not limited to, a disruption of our business operations; reputational harm; loss of revenue or profits; regulatory investigations or actions; litigation; fines and penalties. If we fail to comply with our commitments, assurances or other obligations regarding data privacy and security, our reputation may be harmed and we may be exposed to liability; loss of business; and other adverse business consequences.”

Item 2. Properties.

Our corporate headquarters are located at 640 Ellicott Street, Buffalo, New York. We lease other offices and facilities around the world, primarily in the United States and Canada . We do not own any real property.

We believe that our current facilities are suitable and adequate to meet our current needs, and if we require additional space, we anticipate we will be able to obtain additional suitable facilities.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually, or taken together, would reasonably be expected to have a material adverse effect on our business or financial results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders of Record

Our Class A common stock is traded on the Nasdaq Global Select Market, under the symbol "ACVA." Our Class B common stock is not listed or traded on any exchange, but each share of Class B common stock is convertible at any time at the option of the holder into one share of Class A common stock, and is automatically converted upon sale or transfer of one share of Class A common stock.

As of February 14, 2024, there were 48 holders of record of our Class A common stock and 111 holders of record of our Class B common stock. Certain shares are held in street name and accordingly, the actual number of holders of record is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

On January 30, 2024, we issued 1,280,834 shares of Class A common stock in connection with an acquisition. The issuance was deemed exempt from registration under the Securities Act pursuant to the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph below shows a comparison, from March 24, 2021 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2023, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index.

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
03/31/23
06/30/23
09/30/23
12/31/23
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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10- K. This discussion, particularly information with respect to our financial condition or results of operations, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements contained in the following discussion and analysis.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K filed with the SEC on March 1, 2023.

Overview

Our mission is to build and enable the most trusted and efficient marketplace platform for buying and selling used vehicles with transparency and comprehensive data that was previously unimaginable.

We provide a highly efficient and vibrant marketplace platform for wholesale vehicle transactions and data services that offer transparent and accurate vehicle information to our customers. Our marketplace platform leverages data insights and technology to power our digital marketplace and data services, enabling our dealers and commercial partners to buy, sell, and value vehicles with confidence and efficiency. We strive to solve the challenges that the used automotive industry has faced for generations and provide powerful technology-enabled capabilities to our dealers and commercial partners who fulfill a critical role in the automotive ecosystem. We help dealers source and manage inventory and accurately price their vehicles as well as process payments, transfer titles, manage arbitrations, and finance and transport vehicles. Our marketplace platform encompasses:

•
Digital Marketplace. Connects buyers and sellers of wholesale vehicles in an intuitive and efficient manner. Our core marketplace offerings are auctions in varying formats, which facilitate real time transactions of wholesale vehicles, and are accessible across multiple platforms including mobile apps, desktop, and directly through API integration. We also offer transportation, financing and assurance services to facilitate the entire transaction journey.
•
Remarketing Centers. Provides an additional channel to provide dealers and commercial partners with auction services. At remarketing centers, vehicles may be auctioned onsite and/or launched into the digital marketplace. Additional services are offered at remarketing centers that are important to servicing commercial partners.
•
Data Services. Offer insights into the condition and value of used vehicles for transactions both on and off our marketplace and help dealers, their end consumers, and commercial partners make more informed decisions and transact with confidence and efficiency. We enable dealers to manage their inventory and set pricing more effectively while turning vehicles faster and maximizing profit by leveraging predictive analytics informed by artificial intelligence, machine learning, and market data.
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

We had 598,767 and 546,088 Marketplace Units sold on our marketplace, representing a total Marketplace Gross Merchandise Value, or Marketplace GMV, of $8.8 billion and $9.0 billion, for the years ended December 31, 2023 and 2022, respectively. In the years ended December 31, 2023 and 2022, we generated revenue of $481.2 million and $421.5 million, net loss of $75.3 million and $102.2 million, and adjusted EBITDA of $(18.2) million and $(56.4) million, respectively. We continue to invest in growth to scale our company responsibly and drive towards sustained profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.

Key Operating and Financial Metrics

We regularly monitor a number of operating and financial metrics in order to measure our current performance and estimate our future performance. Our business metrics may be calculated in a manner different than similar business metrics used by other companies.

	Year ended December 31,
	2023	2022
Marketplace Units	598,767	546,088
Marketplace GMV	$8.8 billion	$9.0 billion
Marketplace Buyers	17,121	14,453
Marketplace Sellers	11,505	10,285
Adjusted EBITDA	$(18.2) million	$(56.4) million

Marketplace Units

Marketplace Units is a key indicator of our potential for growth in Marketplace GMV and revenue. It demonstrates the overall engagement of our customers on the marketplace platform, the vibrancy of our marketplace platform and our market share of wholesale transactions in the United States. We define Marketplace Units as the number of vehicles transacted on our marketplace platform within the applicable period. Marketplace Units transacted includes any vehicle that successfully reaches sold status, even if the auction is subsequently unwound, meaning the buyer or seller does not complete the transaction. These instances have been immaterial to date. Marketplace Units exclude vehicles that were inspected by ACV, but not sold on our marketplace. Since the launch of our marketplace platform, Marketplace Units have generally increased as we have expanded our territory coverage, added new Marketplace Buyers and Marketplace Sellers to our marketplace platform and increased our share of wholesale transactions from existing customers. Because we only earn auction and ancillary fees in the case of a successful auction, Marketplace Units will remain a critical driver of our revenue growth.

Marketplace GMV

Marketplace GMV is primarily driven by the volume and dollar value of Marketplace Units transacted on our marketplace platform. We believe that Marketplace GMV acts as an indicator of the success of our marketplace, signaling satisfaction of dealers and buyers on our marketplace, and the health, scale, and growth of our business. We define Marketplace GMV as the total dollar value of vehicles transacted through our marketplace platform within the applicable period, excluding any auction and ancillary fees. Because our definition of Marketplace Units does not include vehicles inspected but not sold on our marketplace platform, and because the value of the vehicle sold is not recognized as revenue, GMV does not represent revenue earned by us. We expect that Marketplace GMV will continue to grow as Marketplace Units grow, though at a varying rate within a given applicable period, as Marketplace GMV is also impacted by the value of each vehicle transacted. In periods of declining used vehicle values, Marketplace GMV may decline even while Marketplace Units increase.

Marketplace Buyers

We define Marketplace Buyers as dealers or commercial partners with a unique customer ID that have transacted at least once in the last 12 months as a buyer on our marketplace platform. Marketplace Buyers include independent and franchise dealers buying on our marketplace.

Marketplace Sellers

We define Marketplace Sellers as dealers or commercial partners with a unique customer ID that have transacted at least once in the last 12 months as a seller on our marketplace platform. Marketplace Sellers include independent and franchise dealers selling on our marketplace, as well as commercial partners, consisting of commercial leasing companies, rental car companies, bank or other finance companies, who use our marketplace to sell their inventory.

We monitor the growth in both Marketplace Buyers and Marketplace Sellers as they each promote a more vibrant and healthy marketplace. We believe that our growth in Marketplace Sellers and Marketplace Buyers over time has been driven by the value proposition of our offerings, and our sales and marketing success, including our ability to attract new dealers and commercial partners to our marketplace platform. Based on our current position in the market, we believe that we have significant opportunity to continue to increase the number of Marketplace Buyers and Marketplace Sellers.

Adjusted EBITDA

Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss), adjusted to exclude: depreciation and amortization, stock-based compensation expense, interest (income) expense, provision for income taxes, and other one-time, non-recurring items, when applicable, such as acquisition-related and restructuring expenses. We monitor Adjusted EBITDA as a non-GAAP financial measure to supplement the financial information we present in accordance with generally accepted accounting principles, or GAAP, to provide investors with additional information regarding our financial results. For further explanation of the uses and limitations of this measure and a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP measure, net income (loss), please see “—Non-GAAP Financial Measures.”

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

Increasing Marketplace Units

Increasing Marketplace Units is a key driver of our revenue growth. The transparency, efficiency and vibrancy of our marketplace is critical to our ability to grow our share of wholesale transactions from existing customers and attract new buyers and sellers to our marketplace platform. Failure to increase the number of Marketplace Units would adversely affect our revenue growth, operating results, and the overall health of our marketplace.

Grow Our Share of Wholesale Transactions from Existing Customers

Our success depends in part on our ability to grow our share of wholesale transactions from existing customers, increasing their engagement and spend on our marketplace platform. We remain in the early stages of penetrating our Marketplace Buyers' and Sellers’ total number of wholesale transactions. As we continue to invest in eliminating key risks of uncertainty related to the auction process through our trusted and efficient marketplace platform, we expect that we will capture an increasing share of transactions from our existing buyers and sellers. Our ability to increase share from existing customers will depend on a number of factors, including our customers’ satisfaction with our marketplace platform, competition, pricing and overall changes in our customers’ engagement levels.

Add New Marketplace Buyers and Marketplace Sellers

We believe we have a significant opportunity to add new marketplace participants. As we expand our presence within our existing territories, we are able to drive increased liquidity and greater vehicle selection, which in turn improves our ability to attract new Marketplace Buyers and Marketplace Sellers. Additionally, we intend to add more commercial consignors to our marketplace platform and capture a greater share of vehicles in the wholesale market that are sold to dealers by commercial consignors through auctions and private sales.

Our ability to attract new Marketplace Buyers and Marketplace Sellers will depend on a number of factors including: the ability of our sales team to onboard dealers and commercial consignors onto our marketplace platform and ensure their satisfaction, the ability of our territory managers to build awareness of our brand, the ability of our vehicle condition inspectors, or VCIs, to cultivate relationships with our customers in their respective territories, and the effectiveness of our marketing efforts.

Grow Awareness for Our Offerings and Brand

Wholesale vehicle online penetration is in the early stages, lagging the consumer automotive market, and we expect more dealers and commercial partners to source and manage their inventory online. As the digitization of the wholesale automotive market accelerates, we believe that our digital marketplace is well positioned to capture a disproportionate share of that growth. We use targeted sales and marketing efforts to educate potential Marketplace Buyers and Marketplace Sellers as to the benefits of our offerings and drive adoption of our marketplace platform. Our ability to grow awareness of our offerings and brand depend on a number of factors, including:

•
Secure Trusted Supply. The more trusted supply on our marketplace, the more buyers we can attract to our marketplace platform.
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
•
Grow Brand Awareness. We invest in promoting our brand via targeted marketing spend to increase customer awareness in the territories in which we operate.

Our future success is dependent on our ability to successfully grow our market presence and market and sell products to both new and existing customers.

Grow Value-Added and Data Services

We continue to drive customer adoption of our existing value-added and data services and introduce new and complementary products. Our ability to drive higher attachment rates of existing value-added services, such as ACV Transportation and ACV Capital, will help grow our revenue. In 2019 we launched our financing arm, ACV Capital. In 2021, we added ACV MAX (formerly doing business as MAX Digital) flagship inventory management system to our portfolio of data services offerings. We continue to drive customer adoption of our data services such as our True360 Reports that bring transparency and offer insights into the condition and value of used vehicles as well as our inventory management system, which enables dealers to accurately price wholesale and retail inventory while maximizing profit by leveraging predictive analytics informed by artificial intelligence. These data services enable our customers to make more informed inventory management decisions both on and off our digital marketplace. In addition, we will continue to focus on developing new products and services that enhance our marketplace platform in areas including new data-powered products. Our ability to drive customer adoption of these products and services is dependent on the pricing of our products, the offerings of our competitors and the effectiveness of our marketing efforts.

Investment in Growth

We are actively investing in our business. In order to support our future growth and expanded product offerings, we expect this investment to continue. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our employee base and invest in our technology development. The investments we make in our marketplace platform are designed to grow our revenue opportunity and to improve our operating results in the long term, but these investments could also delay our ability to achieve profitability or reduce our profitability in the near term. Our success is dependent on making value-generative investments that support our future growth.

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

We also generate data services revenue through our True360 reports and ACV MAX inventory management software subscriptions and offer short-term inventory financing to eligible customers purchasing vehicles through the marketplace.

Customer Assurance Revenue

We also generate revenue by providing our Go Green assurance to sellers on the condition of certain vehicles sold on the marketplace, which is considered a guarantee under GAAP. This assurance option is only available for Go Green sellers on qualifying vehicles for which we have prepared the vehicle condition report. Customer assurance revenue also includes revenue from other price guarantee products offered to sellers. Customer assurance revenue is measured based upon the fair value of the guarantees that we provide. We expect the fair value per vehicle assured to decrease over time as we continue to improve the quality of our inspection product, which in turn reduces the costs of satisfying such assurance.

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

Results of Operations

The following table sets forth our Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Year ended December 31,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$422,527	88%	$361,585	86%
Customer assurance revenue	58,707	12%	59,944	14%
Total revenue	481,234	100%	421,529	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)(6)	192,707	40%	183,968	44%
Customer assurance cost of revenue (excluding depreciation & amortization)	51,747	11%	52,685	12%
Operations and technology (1)(6)	140,959	29%	136,522	32%
Selling, general, and administrative (1)(3)(5)(6)	166,510	35%	143,637	34%
Depreciation and amortization (2)(4)	18,988	4%	10,926	3%
Total operating expenses	570,911		527,738
Income (loss) from operations	(89,677)		(106,209)
Other income (expense):
Interest income	16,507		5,082
Interest expense	(1,565)		(979)
Total other income (expense)	14,942		4,103
Income (loss) before income taxes	(74,735)		(102,106)
Provision for income taxes	526		87
Net income (loss)	$(75,261)		$(102,193)

(1) Includes stock-based compensation expense as follows:	Year ended December 31,
	2023	2022
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$938	$673
Operations and technology	10,875	9,342
Selling, general, and administrative	37,835	29,309
Stock-Based Compensation Expense	$49,648	$39,324

(2) Includes intangible asset amortization as follows:	Year ended December 31,
0	2023	2022
	(in thousands)
Depreciation and amortization	$5,471	$4,869

(3) Includes contingent losses (gains) as follows:	Year ended December 31,
0	2023	2022
	(in thousands)
Selling, general, and administrative	$—	$(1,550)

(4) Includes amortization of capitalized stock-based compensation as follows:	Year ended December 31,
0	2023	2022
	(in thousands)
Depreciation and amortization	$1,836	$555

(5) Includes acquisition costs as follows:	Year ended December 31,
0	2023	2022
	(in thousands)
Selling, general, and administrative	$1,237	$—

(6) Includes other adjustments as follows:	Year ended December 31,
0	2023	2022
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$144	$—
Operations and technology	18	220
Selling, general, and administrative	894	241
Other adjustments	$1,056	$461

Comparison of the Years Ended December 31, 2023 and December 31, 2022

Revenue

Marketplace and Service Revenue

	Year ended December 31,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service revenue	$422,527	$361,585	$60,942	17%

The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers and an increase in revenue earned from the financing of vehicles sold on our marketplace. Revenue increases in the current year were primarily volume-driven. Additionally, we raised the buyer fees charged on our marketplace effective in September 2023 which further contributed to the increase in revenue year-over-year, and specifically within the fourth quarter. For the year ended December 31, 2023 compared to the year ended December 31, 2022, auction marketplace revenue increased to $210.9 million from $175.7 million, other marketplace revenue increased to $179.0 million from $153.0 million, and data services revenue decreased to $32.6 million from $32.9 million.

Customer Assurance Revenue

	Year ended December 31,		$ Change	% Change
	2023	2022
	(in thousands)
Customer assurance revenue	$58,707	$59,944	$(1,237)	(2)%

Customer assurance revenue decrease was primarily driven by a decrease in Go Green assurance revenue. For the year ended December 31, 2023, Go Green assurance revenue decreased to $52.1 million from $53.8 million in the year ended December 31, 2022 as a result of a lower fair value per guaranteed unit. Other assurance revenue increased to $6.6 million for the year ended December 31, 2023 from $6.1 million for the year ended December 31, 2022 as a result of increased unit volume of other guarantees.

Operating Expenses

Marketplace and Service Cost of Revenue

	Year ended December 31,		$ Change	% Change
	2023	2022
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$192,707	$183,968	$8,739	5%
Percentage of revenue	40%	44%

The increase consisted of higher costs related to generating marketplace and other marketplace revenue. For the year ended December 31, 2023 compared to the year ended December 31, 2022, total cost attributed to generating auction marketplace revenue increased to $35.8 million from $29.1 million. The increase in auction marketplace cost of revenue is primarily due to increased units sold through our marketplace. Other marketplace cost of revenue increased to $135.3 million from $132.8 million due to a higher number of units adding other marketplace services to the auction transaction. The cost of generating data services revenue decreased to $21.6 million from $22.1 million. Marketplace and service cost of revenue as a percentage of revenue decreased during the year ended December 31, 2023 compared to the year ended December 31, 2022 as we continued to grow revenue and scale our business.

Customer Assurance Cost of Revenue

	Year ended December 31,		$ Change	% Change
	2023	2022
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$51,747	$52,685	$(938)	(2)%
Percentage of revenue	11%	12%

The decrease primarily consisted of costs attributable to our Go Green and other assurance offerings and was primarily driven by lower costs to settle guarantees. For the year ended December 31, 2023, Go Green assurance cost of revenue decreased to $46.5 million from $47.0 million in the year ended December 31, 2022, and other assurance cost of revenue decreased to $5.2 million from $5.7 million. Customer assurance cost of revenue as a percentage of revenue decreased during the year ended December 31, 2023 compared to the year ended December 31, 2022 as we continued our efforts to effectively manage costs.

Operations and Technology Expenses

	Year ended December 31,		$ Change	% Change
	2023	2022
	(in thousands)
Operations and technology	$140,959	$136,522	$4,437	3%
Percentage of revenue	29%	32%

The increase primarily consisted of higher software and technology expenses and personnel-related costs. For the year ended December 31, 2023, personnel and related costs increased to $118.8 million from $117.7 million in the year ended December 31, 2022 as a result of increased headcount. Software and technology expenses increased to $15.2 million from $13.9 million in the year ended December 31, 2022 as a result of continued investment in our technology and infrastructure. Other expenses increased to $7.0 million from $4.9 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. Operations and technology expense as a percentage of revenue decreased during the year ended December 31, 2023 compared to the year ended December 31, 2022 as we continued our efforts to effectively manage costs while investing in future growth.

Selling, General, and Administrative Expenses

	Year ended December 31,		$ Change	% Change
	2023	2022
	(in thousands)
Selling, general, and administrative	$166,510	$143,637	$22,873	16%
Percentage of revenue	35%	34%

The increase primarily consisted of higher personnel-related costs. For the year ended December 31, 2023, personnel related costs increased to $138.7 million from $117.7 million in the year ended December 31, 2022, primarily as a result of headcount increases and increased stock-based compensation. Non-personnel expenses increased to $27.8 million in the year ended December 31, 2023 from $25.9 million in the year ended December 31, 2022. Selling, general, and administrative expense as a percentage of revenue remained consistent during the years ended December 31, 2023 and December 31, 2022 as we continue to invest in our business to support future growth.

Depreciation and Amortization

	Year ended December 31,		$ Change	% Change
	2023	2022
	(in thousands)
Depreciation and amortization	$18,988	$10,926	$8,062	74%
Percentage of revenue	4%	3%

The increase was primarily due to an increase of $6.5 million in amortization of internal-use software costs. The remaining year-over-year increase is due to $0.6 million of acquired intangible asset amortization and $0.9 million of depreciation. The increase in depreciation and amortization as a percentage of revenue is due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense.

Interest Income

	Year ended December 31,		$ Change	% Change
	2023	2022
	(in thousands)
Interest income	$16,507	$5,082	$11,425	225%

The increase was primarily driven by higher interest rates and bond yields on our marketable securities portfolio as well as higher average balances of marketable securities during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Interest Expense

	Year ended December 31,		$ Change	% Change
	2023	2022
	(in thousands)
Interest expense	$(1,565)	$(979)	$(586)	60%

The increase was primarily driven by an increase in borrowings and interest rates during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Provision for Income Taxes

	Year ended December 31,		$ Change	% Change
	2023	2022
	(in thousands)
Provision for income taxes	$526	$87	$439	505%

Our effective tax rate was (0.7)% for the year ended December 31, 2023 and (0.1)% for the year ended December 31, 2022, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state income taxes, net of federal income tax benefit, foreign taxes and credits, executive compensation disallowance and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not consider the impact of stock-based compensation expense; (iv) it does not reflect other non-operating income and expenses, including interest income and expense; (v) it does not consider the impact of any contingent consideration liability valuation adjustments; (vi) it does not reflect tax payments that may represent a reduction in cash available to us; and (vii) it does not reflect other one-time, non-recurring items, when applicable, such as acquisition-related and restructuring expenses. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2023	2022
Adjusted EBITDA Reconciliation
Net income (loss)	$(75,261)	$(102,193)
Depreciation and amortization	19,285	11,378
Stock-based compensation	49,648	39,324
Interest (income) expense	(14,942)	(4,103)
Provision for income taxes	526	87
Acquisition-related costs	1,237	—
Other	1,298	(925)
Adjusted EBITDA	$(18,209)	$(56,432)

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

We exclude contingent consideration liability valuation adjustments associated with the purchase consideration of transactions accounted for as business combinations. We also exclude certain other one-time, non-recurring items, when applicable, such as acquisition-related and restructuring expenses, because we do not consider such amounts to be part of our ongoing operations nor are they comparable to prior periods nor predictive of future results.

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

The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2023	2022
Non-GAAP Net loss Reconciliation
Net income (loss)	$(75,261)	$(102,193)
Stock-based compensation	49,648	39,324
Amortization of acquired intangible assets	5,471	4,869
Amortization of capitalized stock-based compensation	1,836	555
Acquisition-related costs	1,237	—
Contingent losses (gains)	—	(1,550)
Other	1,056	461
Non-GAAP Net loss	$(16,013)	$(58,534)

Liquidity and Capital Resources

We have financed operations since our inception primarily through our marketplace revenue and proceeds from sales of equity securities.

As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $182.6 million, and investments in marketable securities totaling $228.8 million. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.

As of December 31, 2023, our principal commitments primarily consist of long-term debt and leases for facilities. We have $3.2 million of lease obligations due within a year, and an additional $25.1 million of lease obligations due at various dates through 2038. Refer to Note 10. Leases, of our consolidated financial statements for more information.

In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of December 31, 2023 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our Consolidated Balance Sheets and Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.

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

Our Debt Arrangements

We entered into a revolving credit facility with Credit Suisse AG, New York Branch, or the 2019 Revolver, in December 2019. On June 26, 2023, we entered into an agreement to extinguish the 2019 Revolver.

We also entered into a revolving credit facility with JP Morgan Chase Bank, N.A., or the 2021 Revolver, on August 24, 2021. On June 1, 2023, we entered into an Amendment on the 2021 Revolver which modified the rate at which interest payments are indexed from LIBOR to SOFR.

The 2021 Revolver provides for a revolving line of credit in the aggregate principal amount of up to $160.0 million. The 2021 Revolver also includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets except for ACV Capital Receivables. The interest rate applicable to the 2021 Revolver is, at our option, either (a) SOFR (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) (subject to a 0.00% SOFR floor), plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c)(i) 1.00% plus (ii) the adjusted SOFR rate for a one-month interest period. The 2021 Revolver has a maturity date of August 24, 2026. The 2021 Revolver contains customary covenants that limit our ability to enter into indebtedness, make distributions and make investments, among other restrictions. The 2021 Revolver also contains financial covenants that require us to maintain a minimum liquidity level and achieve specified trailing four quarter revenue targets.

We were in compliance with all such applicable covenants as of December 31, 2023, and believe we are in compliance as of the date of this Annual Report on Form 10-K. As of December 31, 2023, $115.0 million was drawn under the 2021 Revolver, and there was an outstanding letter of credit issued under the 2021 Revolver in the amount of $2.1 million.

Cash Flows from Operating, Investing, and Financing Activities

The following table shows a summary of our cash flows for the periods presented:

	Year ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$(17,885)	$(75,175)
Net cash provided by (used in) investing activities	(110,972)	(282,979)
Net cash provided by (used in) financing activities	30,633	72,933
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	43	(21)
Net (decrease) increase in cash and equivalents	$(98,181)	$(285,242)

Operating Activities

Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses. In the year ended December 31, 2023, net cash used in operating activities was $17.9 million. In the year ended December 31, 2022, net cash used in operating activities was $75.2 million. The decrease in net cash used in operating activities during the year ended December 31, 2023 relative to the year ended December 31, 2022 was primarily driven by a year-over-year decrease in net loss, an increase in non-cash activity, and a decrease in operating asset and liability cash outflow.

Investing Activities

In the years ended December 31, 2023 and 2022, net cash used in investing activities was $111.0 million and $283.0 million, respectively, primarily related to purchasing marketable securities, along with capitalized software development costs to support continued technology innovation, increases in finance receivables, and the use of cash for the acquisition of businesses.

The decrease in net cash used in investing activities during the year ended December 31, 2023 relative to the year ended December 31, 2022 was primarily driven by a reduced amount of cash outflows for purchases of marketable securities, and greater cash inflows from maturities and redemptions of marketable securities. This resulted in a decrease in cash used by investing activities offset by an increase in business acquisitions, finance receivables and capitalized software development costs.

Financing Activities

In the years ended December 31, 2023, and 2022, net cash provided by financing activities was $30.6 million and $72.9 million, respectively. The decrease was primarily the result of lower net proceeds from long term debt, net of repayments of long term debt during the period, and an increase in payments of RSU tax withholdings in exchange for shares of common stock surrendered by RSU holders.

Acquisitions

On August 22, 2023, the Company completed its acquisition of all of the ownership interests of a business (“the August 2023 acquisition”) for estimated cash consideration of $16.6 million. The aggregate purchase price was preliminarily allocated to $5.9 million of goodwill, $14.2 million of intangible assets, and $3.6 million of net liabilities assumed. The purchase price allocations are subject to adjustments as they are finalized over the 12-month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

On April 24, 2023, the Company completed its acquisition of all of the ownership interests of a business (“the April 2023 acquisition”) for total cash consideration of $12.5 million. The aggregate purchase price was preliminarily allocated to $5.3 million of goodwill, $6.0 million of intangible assets and $1.2 million of net assets assumed. The purchase price allocations are subject to adjustments as they are finalized over the 12-month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

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

Critical Accounting Estimates

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Revenue Recognition of Auction and Other Marketplace Revenue

We generate auction and other marketplace revenue from contracts with customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration that we expect to receive in exchange for those services. Determining whether performance obligations should be accounted for separately or combined may require significant judgment. For each performance obligation within a contract, we evaluate whether we act as the principal or as an agent. When we act as the principal, revenue is recognized in the gross amount of the consideration received from the customer recognized at the point in time the services are completed. When we act as the agent, revenue is recognized net of the consideration due to a third party at the point in time when the services are provided.

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

From time to time, we provide promotions and incentives to buyers and sellers in various forms including discounts on fees, credits and rebates. Promotions and incentives which are consideration payable to a customer are recognized as a reduction of revenue when revenue is recognized.

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

Interest Rate Risk

We had cash and cash equivalents of $182.6 million and marketable securities of $228.8 million as of December 31, 2023, which consisted of interest-bearing investments with maturities of three months or less and investment grade debt securities respectively. Interest-earning instruments carry a degree of interest rate risk as increases in rates will negatively affect the fair value of our marketable securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $115.0 million as of December 31, 2023. The interest rate paid on these borrowings is variable, indexed to SOFR. Therefore increases in interest rates will increase the interest expense on these borrowings. A hypothetical 100 basis point change in interest rates would not result in a material impact on our condensed consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Operations for the Years ended December 31, 2023, 2022, and 2021	68
Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2023, 2022, and 2021	69
Consolidated Balance Sheets as of December 31, 2023 and 2022	70
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years ended December 31, 2023, 2022, and 2021	71
Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022, and 2021	72
Notes to Consolidated Financial Statements	73

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ACV Auctions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ACV Auctions Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024, expressed an unqualified opinion thereon.

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

Revenue – highly automated processes within auction & other marketplace revenue
Description of the Matter

As more fully described in Notes 1 and 12 to the consolidated financial statements, the Company’s auction and other marketplace revenue consists principally of revenues earned from facilitating an auction on the marketplace and arranging for the transportation of vehicles purchased on the marketplace to the buyer.

Auditing the Company's auction and other marketplace revenue was complex due to the highly automated nature of capturing, aggregating, and recording the revenue, which relies on multiple information systems and tools (both internally and externally developed) and involves transferring significant volumes of data across these systems and tools.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's auction and other marketplace revenue processes. With the assistance of information technology (IT) professionals, we identified the relevant systems and tools used to capture, aggregate, and record the related revenue transactions, tested the applicable user access controls, change management controls, and IT operations controls over each of these systems and tools, and tested system interfaces and automated controls. We also tested the effectiveness of certain business process controls in place to reconcile data between various systems.

Our audit procedures included, among others, comparing the amounts recorded as revenue to supporting documentation for a sample of individual transactions as well as estimating the amount of certain monthly auction and other marketplace revenue and comparing the estimated amount to the amount recorded by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Buffalo, NY

February 21, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ACV Auctions Inc.

Opinion on Internal Control Over Financial Reporting

We have audited ACV Auctions Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, ACV Auctions Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Buffalo, N Y

February 21, 2024

ACV AUCTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenue:
Marketplace and service revenue	$422,527	$361,585	$308,350
Customer assurance revenue	58,707	59,944	50,085
Total revenue	481,234	421,529	358,435
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	192,707	183,968	159,405
Customer assurance cost of revenue (excluding depreciation & amortization)	51,747	52,685	45,348
Operations and technology	140,959	136,522	101,056
Selling, general, and administrative	166,510	143,637	121,167
Depreciation and amortization	18,988	10,926	8,264
Total operating expenses	570,911	527,738	435,240
Loss from operations	(89,677)	(106,209)	(76,805)
Other income (expense):
Interest income	16,507	5,082	129
Interest expense	(1,565)	(979)	(782)
Total other income (expense)	14,942	4,103	(653)
Loss before income taxes	(74,735)	(102,106)	(77,458)
Provision for income taxes	526	87	724
Net income (loss)	$(75,261)	$(102,193)	$(78,182)
Weighted-average shares - basic and diluted	159,952,813	156,994,254	125,332,800
Net loss per share - basic and diluted	$(0.47)	$(0.65)	$(0.62)

The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$(75,261)	$(102,193)	$(78,182)
Other comprehensive loss:
Net unrealized gains (losses) on available-for-sale securities	1,737	(2,462)	(4)
Foreign currency translation gain (loss)	509	(1,273)	21
Comprehensive loss	$(73,015)	$(105,928)	$(78,165)

The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$182,571	$280,752
Marketable securities	228,761	215,926
Trade receivables (net of allowance of $2,868 and $4,860)	164,009	168,732
Finance receivables (net of allowance of $3,428 and $2,275)	119,034	78,047
Other current assets	12,524	11,317
Total current assets	706,899	754,774
Property and equipment (net of accumulated depreciation of $4,462 and $6,986)	4,918	5,710
Goodwill	103,379	91,755
Acquired intangible assets (net of amortization of $17,534 and $11,990)	34,192	19,291
Internal-use software costs (net of amortization of $17,059 and $6,930)	55,771	36,992
Other assets	17,765	6,400
Total assets	922,924	914,922
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	305,845	323,661
Accrued payroll	12,245	10,052
Accrued other liabilities	15,851	14,504
Total current liabilities	333,941	348,217
Long-term debt	115,000	75,500
Other long-term liabilities	17,455	5,481
Total liabilities	$466,396	$429,198
Commitments and Contingencies (Note 8)
Stockholders' Equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	-	-
Common stock - Class A; $0.001 par value; 2,000,000,000 shares authorized; 138,637,352 and 121,214,275 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	139	121
Common stock - Class B; $0.001 par value; 160,000,000 shares authorized; 23,205,487 and 37,241,952 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	23	37
Additional paid-in capital	880,510	836,695
Accumulated deficit	(422,615)	(347,354)
Accumulated other comprehensive loss	(1,529)	(3,775)
Total stockholders' equity	456,528	485,724
Total liabilities and stockholders' equity	$922,924	$914,922

The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Common Class A		Common Class B		Additional		Accumulated Other
									Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Par Value	Shares	Par Value	Shares	Par Value	Capital	Deficit	Loss (Income)	Total
Balance, January 1, 2021	115,269,221	$366,332	22,331,842	$22	-	$-	-	$-	$27,322	$(166,979)	$(57)	$(139,692)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs					16,550,000	17			385,051			385,068
Conversion of redeemable convertible preferred stock to Class B common stock in connection with initial public offering	(115,269,221)	(366,332)					115,269,221	115	366,217			366,332
Sale of Class B common stock to underwriters					2,482,500	2	(2,482,500)	(2)				-
Reclassification of common stock to Class B common stock			(22,707,813)	(23)			22,707,813	23				-
Conversion of Class B common stock to Class A common stock					85,836,123	86	(85,836,123)	(86)				-
Net loss										(78,182)		(78,182)
Other comprehensive income											17	17
Stock-based compensation									23,692			23,692
Exercise of common stock options			375,971	1	1,124,769	1	2,715	-	1,629			1,631
Vested restricted stock units					244,638	-			(2,769)			(2,769)
TruePartners USA LLC acquisition					182,813	-						-
Balance, December 31, 2021	-	$-	-	$-	106,420,843	$106	49,661,126	$50	$801,142	$(245,161)	$(40)	$556,097
Conversion of Class B common stock to Class A common stock					12,568,380	13	(12,568,380)	(13)				-
Net loss										(102,193)		(102,193)
Other comprehensive loss											(3,735)	(3,735)
Stock-based compensation									37,603			37,603
Exercise of common stock options					664,643	1			1,210			1,211
Vested restricted stock units					652,370	-	149,206	-	(5,439)			(5,439)
Escrowed shares					620,877	1			(1)			-
Issuance of shares for employee stock purchase plan					287,162	-			2,180			2,180
Balance, December 31, 2022	-	$-	-	$-	121,214,275	$121	37,241,952	$37	$836,695	$(347,354)	$(3,775)	$485,724
Conversion of Class B common stock to Class A common stock					14,349,368	14	(14,349,368)	(14)				-
Net loss										(75,261)		(75,261)
Other comprehensive income											2,246	2,246
Stock-based compensation									52,512			52,512
Exercise of common stock options					1,369,588	2			4,265			4,267
Vested restricted stock units					1,408,110	2	312,903	-	(16,024)			(16,022)
Issuance of shares for employee stock purchase plan					296,011	-			3,062			3,062
Balance, December 31, 2023	-	$-	-	$-	138,637,352	$139	23,205,487	$23	$880,510	$(422,615)	$(1,529)	$456,528

The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income (loss)	$(75,261)	$(102,193)	$(78,182)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,285	11,378	8,753
Stock-based compensation expense, net of amounts capitalized	49,648	39,324	23,220
Provision for bad debt	10,923	11,048	4,963
Other non-cash, net	(1,464)	(57)	656
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	14,406	47,170	(120,155)
Other operating assets	(310)	(1,354)	(2,657)
Accounts payable	(34,612)	(73,087)	242,856
Other operating liabilities	(500)	(7,404)	5,836
Net cash provided by (used in) operating activities	(17,885)	(75,175)	85,290
Cash Flows from Investing Activities
Net increase in finance receivables	(45,273)	(37,982)	(36,956)
Purchases of property and equipment	(2,330)	(3,211)	(2,569)
Capitalization of software costs	(25,840)	(20,185)	(11,460)
Purchases of marketable securities	(146,032)	(269,678)	(13,781)
Maturities and redemptions of marketable securities	135,724	66,990	-
Sales of marketable securities	2,402	-	-
Acquisition of businesses (net of cash acquired)	(29,623)	(18,913)	(64,500)
Net cash provided by (used in) investing activities	(110,972)	(282,979)	(129,266)
Cash Flows from Financing Activities
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and other offering costs	-	-	385,736
Proceeds from long term debt	420,000	275,000	5,250
Payments towards long term debt	(380,500)	(200,000)	(9,582)
Payments towards promissory note	-	-	(2,637)
Proceeds from exercise of stock options	4,265	1,210	1,631
Payments for debt issuance and other financing costs	-	-	(1,385)
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(16,025)	(5,458)	(2,768)
Proceeds from employee stock purchase plan	3,062	2,181	-
Other financing activities	(169)	-	-
Net cash provided by (used in) financing activities	30,633	72,933	376,245
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	43	(21)	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	(98,181)	(285,242)	332,269
Cash, cash equivalents, and restricted cash, beginning of period	280,752	565,994	233,725
Cash, cash equivalents, and restricted cash, end of period	$182,571	$280,752	$565,994
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$989	$493	$368
Income taxes	$715	$388	$261
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$3,383	$2,013	$472
Purchase of property and equipment and internal use software in accounts payable	$1,045	$1,231	$587

The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Nature of Business and Summary of Significant Accounting Policies

Nature of Business – ACV Auctions Inc. (“the Company” or "ACV") was formed on December 31, 2014. The Company operates in one industry segment, providing a wholesale auction marketplace (the “Marketplace”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC. ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. All services are provided in the United States and certain data services are also provided internationally. Services are supported by the Company’s operations which are in the United States, Canada, France, and India.

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

Management Estimates – The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and these differences may be material. Significant estimates and assumptions reflected in the consolidated financial statements include, but are not limited to, allowance for doubtful receivables, contingent consideration, fair value of guarantees, impairment of goodwill, loss estimates related to guarantee claims, fair value and useful lives of acquired intangible assets, and accounting for income taxes, including the valuation allowance on deferred tax assets.

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

Emerging Growth Company Status – ACV became a large accelerated filer as of December 31, 2022 because the market value of the Company's Class A common stock held by non-affiliates exceeded $700 million as of June 30, 2022. The Company was previously an emerging growth company. As an emerging growth company, ACV could take advantage of certain exemptions from various reporting requirements applicable to public companies that are not emerging growth companies including, but not limited to, extended transition period to comply with new or revised financial accounting standards. The Company can no longer avail itself of these exemptions and is now required to comply with the standards and compliance dates for large accelerated filers.

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

Cash and Cash Equivalents – The Company considers all highly liquid instruments originally purchased with a maturity of three months or less to be cash equivalents. Included within Cash and cash equivalents on the Consolidated Balance Sheets are restricted cash balances of $0.7 million at December 31, 2023 and December 31, 2022.

Receivables – Trade receivables include the price of the auctioned vehicle and fees due for services. Trade receivables are recorded net of the allowance for doubtful receivables. Trade receivables are due either upon the close of an auction, or upon the delivery of title from the Seller to the Company, depending on the terms agreed with the customer.

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

For trade receivables and finance receivables, management considers factors such as age of the receivable, customer history, existing economic conditions, overall portfolio credit quality, and reasonable and supportable expectations about the future to estimate an allowance. Upon management’s determination of uncollectibility, such accounts are written off against the allowance for doubtful receivables or allowance for credit losses.

Property and Equipment, net – Property and equipment is stated at cost, net of accumulated depreciation. Improvements are generally capitalized. The costs of maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the approximate economic useful lives of the assets. Depreciation of the cost of improvements to leased properties is made using the straight-line method based on the shorter of the estimated useful life or applicable lease period. The estimated useful lives of the Company's property and equipment are generally as follows:

Computer equipment and devices	2-3 years
Inspection and trade show equipment	2-5 years
Furniture and fixtures	5-7 years
Leasehold improvements	Lesser of economic life or lease term

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

Leases – The Company determines if an arrangement is a lease at inception. Operating leases with a term greater than twelve months are included in Other assets and Other long-term liabilities in the Company's Consolidated Balance Sheets. The Company has elected to account for operating leases with a term less than twelve months to be expensed as incurred. Short-term operating lease expenses were not material for the years ended December 31, 2023, 2022, and 2021.

Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company’s operating leases have lease and non-lease components for which the Company has elected to apply the practical expedient and account for each lease component and related non-lease component as one single component. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company is unable to determine the lessor’s implicit rate and uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. An individual lease’s term may include an option to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating lease expense is recognized on a straight-line basis over the lease term.

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

The Company evaluates goodwill for impairment annually as one singular reporting unit on October 1 or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company’s policy is to first perform a qualitative assessment to determine whether it was more likely than not that the reporting unit's carrying value is less than its fair value, indicating the potential for goodwill impairment. If the reporting unit fails the qualitative test, then the Company proceeds with a quantitative test. The Company then determines whether the reporting unit fair value is less than its carrying amount, and if it is, the Company recognizes a goodwill impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The Company did not identify any impairment of its goodwill for the years ended December 31, 2023, 2022, and 2021.

Impairment of Long-Lived Assets – The Company periodically reviews long-lived assets, which consist of its property and equipment, internal-use software and other finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset, an impairment loss is recorded to write the assets down to their estimated fair values. The Company did not identify any material impairment losses related to the Company's long-lived assets during the years ended December 31, 2023, 2022, and 2021.

Commitments and Contingencies – The Company may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. When the Company determines that a loss is both probable and reasonably estimable, a liability is recorded and disclosed if the amount is material to the consolidated financial statements taken as a whole. When a material loss contingency is only reasonably possible, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can reasonably be made. Accruals for contingencies including litigation are included in Accrued other liabilities at undiscounted amounts. These accruals are adjusted periodically as additional information becomes available. If the amount of an actual loss is greater than the amount accrued, this could have an adverse impact on the Company's operating results in that period.

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

Marketplace and service revenue – Marketplace and service revenue consists principally of revenues earned from facilitating an auction on the Marketplace and arranging for the transportation of vehicles purchased on the Marketplace to the Buyer. In the course of facilitating an auction on the Marketplace, the Seller may elect for the Company to perform a wholesale auction inspection of the vehicle. Marketplace and service revenue also consists of data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace, by providing the customer an inspection of the vehicle and an inspection report and other software-related services.

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

Data services revenue is recognized at a point in time when the vehicle inspection and report is completed and delivered to the customer. The Company also generates data services revenue from software related services. Subscription revenue is recognized on a ratable basis over the contractual subscription term of the arrangement, beginning on the date that the Company's services are made available to the customer. Implementation and training revenue is recognized over time as services are transferred to the Company's customers.

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

Also included in selling, general and administrative is advertising and marketing costs to promote the Company's services, which are expensed as incurred. Advertising and marketing expenses were $4.6 million, $5.2 million, and $5.0 million for the years ended December 31, 2023, 2022 and 2021 respectively.

Depreciation and amortization – Depreciation and amortization expense consists of depreciation of fixed assets, and amortization of acquired intangible assets and internal-use software. Amortization of implementation costs for hosted software arrangements is included within Operations and technology and Selling, general, and administrative, as applicable, consistent with the classification of the related hosted software fees.

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

The Company’s management evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the tax position. Management has analyzed the Company’s tax positions and has concluded that as of December 31, 2023, there are no uncertain positions taken or expected to be taken that would require recognition or disclosure in the consolidated financial statements. Under the Company’s policy, interest and penalties would be expensed as incurred and reported within the Other income(expense) section of the Consolidated Statements of Operations.

Foreign Currency – The functional currencies of the Company’s Canadian, French, and Indian subsidiaries are the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, and for revenue and expense activity using the applicable month’s average exchange rates. Foreign currency translation gains and losses are included as a component of the Consolidated Statements of Comprehensive Loss. Foreign currency transaction gains and losses are reported within the Selling, general, and administrative financial statement line item of the Consolidated Statements of Operations.

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

The Company’s financial instruments primarily consist of cash and cash equivalents, debt securities, trade and finance accounts receivable and accounts payable. The carrying values of cash and cash equivalents, trade and finance accounts receivable, and accounts payable approximate fair value due to the short-term nature of those instruments.

Accounting Pronouncements – The following table provides a description of accounting standards that were adopted by the Company as well as standards that are not yet adopted that could have an impact to the consolidated financial statements upon adoption.

Accounting Standard Update	Description	Required date of adoption	Effect on consolidated financial statements
Accounting Standards Adopted
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (ASU 2021-08)	The guidance amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.	December 31, 2023	The adoption did not have a material impact on the consolidated financial statements.
Troubled Debt Restructurings and Vintage Disclosures (ASU 2022-02)

The guidance eliminates the accounting guidance on troubled debt restructurings for creditors and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination.

		December 31, 2023	The adoption did not have a material impact on the consolidated financial statements.
Accounting Standards Not Yet Adopted
Improvements to Reportable Segment Disclosures (ASU 2023-07)	The guidance enhances reportable segment disclosure requirements for public entities, including entities with a single reportable segment.	December 31, 2024	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.
Improvements to Income Tax Disclosures (ASU 2023-09)	The guidance enhances the transparency and decision usefulness of income tax disclosures.	December 31, 2025	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.

The Company reviewed all other recently issued accounting standards and concluded that they were not applicable to the consolidated financial statements.

2.
Concentration of Credit Risk

Financial instruments that potentially subject the company to credit risk primarily consist of cash and cash equivalents, short-term high credit-quality money market funds at financial institutions that management believes are of high credit quality, and marketable investment securities with investment-grade ratings. The Company has not realized any material losses on such amounts.

Due to the nature of the Company's business, substantially all revenue is earned and trade and finance receivables are due from dealerships and commercial partners. No individual customer accounted for more than 10% of revenue for the years ended December 31, 2023, 2022, and 2021. No individual customer accounted for more than 10% of accounts receivable at December 31, 2023 and 2022.

3.
Financial Instruments

The following is a summary of available-for-sale marketable securities, as of December 31, 2023 and 2022, respectively (in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash equivalents:
Corporate securities (1)	$1,213	$—	$(1)	$1,212
Total cash equivalents	1,213	—	(1)	1,212
Marketable securities:
Corporate securities (1)	$199,084	$115	$(819)	$198,380
U.S. treasury and agency securities	30,404	25	(48)	30,381
Total marketable securities	$229,488	$140	$(867)	$228,761
(1) Comprised primarily of corporate bonds and commercial paper

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$184,321	$75	$(2,344)	$182,052
U.S. treasury and agency securities	34,071	3	(200)	33,874
Total marketable securities	$218,392	$78	$(2,544)	$215,926
(1) Comprised primarily of corporate bonds and commercial paper

As of December 31, 2023, the fair values of available-for-sale financial instruments, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$164,921
Due in one to five years	65,052
Total	$229,973

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

4.
Fair Value Measurement

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,433	$—	$—	$22,433
Corporate securities	—	1,212	—	1,212
Marketable securities:
Corporate securities	—	198,380	—	198,380
U.S. treasury and agency securities	20,064	10,317	—	30,381
Total financial assets	$42,497	$209,909	$—	$252,406

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$36,679	$—	$—	$36,679
Marketable securities:
Corporate securities	—	182,052	—	182,052
U.S. treasury and agency securities	26,006	7,868	—	33,874
Total financial assets	$62,685	$189,920	$—	$252,605

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

Changes in the allowance for doubtful trade receivables for the year ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Beginning balance	$4,860	$3,724	$2,093
Provision for bad debt	6,637	6,834	3,769
Net write-offs
Write-offs	(14,125)	(12,176)	(5,798)
Recoveries	5,496	6,478	3,660
Net write-offs	(8,629)	(5,698)	(2,138)
Ending balance	$2,868	$4,860	$3,724

Changes in the allowance for doubtful finance receivables for the year ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Beginning balance	$2,275	$636	$40
Provision for bad debt	4,286	4,214	1,210
Net write-offs
Write-offs	(4,053)	(2,805)	(651)
Recoveries	920	230	37
Net write-offs	(3,133)	(2,575)	(614)
Ending balance	$3,428	$2,275	$636

The recorded investment in finance receivables on nonaccrual status was not material at December 31, 2023, 2022 and 2021. The Company held no finance receivables 90 days or more past due and still accruing.

6.
Property and Equipment, net

Property and equipment, net consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Computer equipment	$3,787	$6,577
Auction and inspection equipment	3,014	4,572
Furniture and fixtures	1,198	925
Leasehold improvements	682	622
Vehicles	699	0
	9,380	12,696
Less accumulated depreciation	(4,462)	(6,986)
Property and equipment, net	$4,918	$5,710

Depreciation expense for the year ended December 31, 2023, 2022 and 2021 totaled $3.4 million, $2.5 million and $2.3 million, respectively.

7.
Internal-Use Software Costs, net

Internal-use software costs, net consisted of the following for the year ended December 31, 2023 (in thousands):

	December 31, 2023
	Weighted average remaining amortization period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-Use Software - In-service	1.8	$60,110	$(17,059)	$43,051
Internal-Use Software - Work in Progress	N/A	12,720	—	12,720
Total Internal-Use Software		$72,830	$(17,059)	$55,771

Internal-use software costs, net consisted of the following for the year ended December 31, 2022 (in thousands):

	December 31, 2022
	Weighted average remaining amortization period (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Internal-Use Software - In-service	1.8	$18,932	$(6,930)	$12,002
Internal-Use Software - Work in Progress	N/A	24,990	—	24,990
Total Internal-Use Software		$43,922	$(6,930)	$36,992

Amortization expense for the years ended December 31, 2023, 2022 and 2021, totaled $10.1 million, $3.6 million and $2.0 million, respectively.

Estimated amortization expense on existing internal-use software costs for the next three years is as follows (in thousands):

Year ended December 31,
2024	$18,238
2025	16,192
2026	8,621
Total	$43,051

8.
Guarantees, Commitments and Contingencies

The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $142.8 million and $160.3 million at December 31, 2023 and 2022, respectively. The carrying amount of the liability presented on the Consolidated Balance Sheets was $1.2 million at December 31, 2023 and 2022.

The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.8 million and $1.4 million at December 31, 2023 and 2022, respectively.

Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at December 31, 2023 and 2022.

Litigation – The Company and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and matters in which claims for monetary damages are asserted. On an on-going basis, management, after consultation with legal counsel, assesses the Company's liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of the recorded liability, the amount of such excess is not currently estimable.

9.
Borrowings

2019 Revolver

On December 20, 2019, the Company entered into a revolving credit facility (the "2019 Revolver"). On June 26, 2023, the Company entered into an agreement to extinguish the 2019 Revolver. As of December 31, 2022, $0.5 million was outstanding under the 2019 Revolver.

2021 Revolver

On August 24, 2021, the Company entered into a revolving credit facility (the "2021 Revolver"). The 2021 Revolver was established to provide general financing to the Company. The 2021 Revolver is secured by substantially all of the Company's assets. The maximum borrowing principal amount of the 2021 Revolver is $160.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. On June 1, 2023, the Company entered into Amendment No. 1 ("The First Amendment"), which modified the rate to which interest payments are indexed to the Secured Overnight Financing Rate, or SOFR. The interest rate applicable to the 2021 Revolver is, at the Company's option, either (a) SOFR (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) (subject to a 0.00% SOFR floor), plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c)(i) 1.00% plus (ii) the adjusted SOFR rate for a one-month interest period. The First Amendment maintains a maximum borrowing principal amount of $160.0 million. The 2021 Revolver matures on August 24, 2026 and is subject to a commitment fee of 0.25% per annum of the average daily undrawn portion of the revolving credit facility.

As of December 31, 2023 and 2022, outstanding borrowings under the 2021 Revolver were $115.0 million and $75.0 million respectively and there was an outstanding letter of credit issued in the amount of $2.1 million and $1.6 million, respectively, decreasing the availability under the 2021 Revolver by a corresponding amount. The 2021 Revolver carried an interest rate of 10.25% as of December 31, 2023.

The Company’s ability to borrow under the 2021 Revolver is subject to ongoing compliance with a combination of financial and non-financial covenants. As of December 31, 2023 and 2022, the Company was in compliance with all of its covenants.

10.
Leases

The Company leases office space under operating leases expiring at various dates through 2038. For the years ended December 31, 2023, 2022 and 2021, the Company incurred operating lease costs of $2.5 million, $1.7 million, and $1.0 million respectively. For operating leases, the weighted-average remaining term is 12.3, 7.2, and 3.4 years with a weighted-average discount rate of 10%, 5%, and 5% for the years ended December 31, 2023, 2022, and 2021 respectively.

Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

2024	$3,195
2025	2,668
2026	2,373
2027	2,243
2028	1,971
Thereafter	15,807
Total lease payments	28,257
Less imputed interest	(11,576)
Total	$16,681

The following amounts relate to operating leases that were recorded on the Company's Consolidated Balance Sheets at December 31, 2023 and 2022 (in thousands):

	2023	2022
Operating lease right of use assets:
Other assets	$16,858	$4,408
Operating lease liabilities:
Accrued other liabilities	1,647	1,170
Other long-term liabilities	15,034	3,408

The Company recorded right of use assets in exchange for new lease liabilities of $15.3 million, $2.7 million, and $2.1 million during the years ended December 31, 2023, 2022, and 2021, respectively.

11.
Convertible Preferred Stock and Stockholders' Equity

Convertible Preferred Stock

Upon closing of the IPO on March 26, 2021, all of the then-outstanding shares of convertible preferred stock automatically converted into 115,269,221 shares of Class B common stock on a one-for-one basis. There were no shares of convertible preferred stock outstanding subsequent to the closing of the IPO.

Common Stock

On March 11, 2021, the Board of Directors and the stockholders of the Company approved an amended and restated certificate of incorporation that implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and a new class of common stock, Class A common stock, became authorized. The amended and restated certificate of incorporation became effective immediately prior to the closing of the IPO on March 26, 2021. The authorized share capital of Class A common stock of the Company is 2,000,000,000 and the authorized share capital for Class B common stock is 160,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects for all matters except for the voting, conversion, and transfer rights. Holders of the Company's common stock are entitled to receive dividends as may be declared by the Company's Board of Directors. No cash dividends had been declared or paid during the years ended December 31, 2023 and 2022. The Class B common stock converts to Class A common stock at any time at the option of the holder. During the years ended December 31, 2023, and 2022, 14,349,368 and 12,568,380 Class B common stock converted to an equal number of Class A common stock, respectively.

12.
Revenue

The following table summarizes the primary components of Marketplace and service revenue. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	2023	2022	2021
Auction marketplace revenue	$210,930	$175,721	$164,215
Other marketplace revenue	179,002	152,959	121,020
Data services revenue	32,595	32,905	23,115
Marketplace and service revenue	$422,527	$361,585	$308,350

Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $4.2 million and $3.8 million of contract liabilities included in Accrued other liabilities on the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, respectively. Revenue recognized for the year ended December 31, 2023 from amounts included in deferred revenue as of December 31, 2022 was $3.8 million. All the remaining performance obligations for contracts are expected to be recognized within one year.

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

Common stock options generally vest and become exercisable over a four-year service period with 25% vesting one year from the date of grant or service-inception date and ratably vesting monthly over the remaining three-year period. RSUs generally vest and become exercisable over a three or four-year service period. There were 22,224,109 shares available for future grants under the 2021 Plan at December 31, 2023.

Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which became effective on the date of the underwriting agreement related to the IPO. The 2021 ESPP authorizes the issuance of shares of the Company's Class A common stock pursuant to purchase rights granted to employees ("employee stock purchase rights"). As of December 31, 2023, 5,362,208 shares of the Company's Class A common stock have been reserved for future issuance under the 2021 ESPP. The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the Company's Class A common stock on the first or last day of the offering period, whichever is lower. During the year ended December 31, 2023, 296,011 shares were issued under the 2021 ESPP. As of December 31, 2023, unrecognized compensation expense related to the 2021 ESPP was $0.7 million and is expected to be recognized over the remaining term of the current offering period.

The following table summarizes the stock option activity for the year ended December 31, 2023 (in thousands, except for share data):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2022	7,801,650	$2.67	$43,185	5.97
Granted	-	-
Exercised	(1,369,588)	3.12
Forfeited	(115,567)	7.23
Expired	(20,145)	4.84
Outstanding, December 31, 2023	6,296,350	$2.49	$79,728	4.83
Exercisable, December 31, 2023	5,890,376	$2.25	$76,004	4.69
Expected to Vest, December 31, 2023	405,974	$5.97	$3,724	6.86

Stock options exercised during the years ended December 31, 2022 and 2021 were 664,643 and 1,503,456, respectively.

The following table summarizes the RSU activity for the year ended December 31, 2023 (in thousands, except for share data):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2022	5,978,564	$14.57
Granted	4,780,309	14.04
Vested	(2,908,138)	14.28
Forfeited	(612,815)	14.23
Outstanding, December 31, 2023	7,237,920	$14.37

The weighted-average grant-date fair value of RSU's granted during the years ended December 31, 2022 and 2021 was $10.49 and $21.32, respectively.

The following are the weighted-average assumptions for options issued during the years ended December 31, 2023, 2022 and 2021:

	2023*	2022*	2021
Expected term (in years)	-	-	6.05
Risk-free interest rate	-	-	0.65%
Expected volatility	-	-	52.29%
Expected dividend yield	-	-	0.00%
* There were no stock options issued during 2023 or 2022

The fair value of options vested and the intrinsic value from the exercise of options for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Fair value of options vested	$15,849	$17,722	$55,203
Intrinsic value of options exercised	$15,688	$6,355	$26,381

The weighted-average grant date fair value of options issued during 2021 was $13.63 based on the assumptions outlined above.

Total stock-based compensation expense recognized for restricted stock units and common stock options has been reported in the Consolidated Statements of Operations as follows (in thousands):

	2023	2022	2021
Marketplace and service cost of revenue (excluding depreciation & amortization)	$938	$673	$329
Operations and technology	10,875	9,342	3,486
Selling, general, and administrative	37,835	29,309	19,405
Stock-based compensation, net of amount capitalized	49,648	39,324	23,220
Capitalized stock-based compensation	3,383	2,013	472
Stock-based compensation expense	$53,031	$41,337	$23,692

The compensation expense related to the unvested portion of common stock options and restricted stock units was approximately $93.6 million at December 31, 2023. The unvested portion of compensation expense for common stock options and restricted stock units is expected to be recognized over a weighted-average period of 0.9 and 2.4 years, respectively.

14.
Employee Benefit Plan

The Company sponsors a 401(k) Profit Sharing Plan covering eligible employees. The Company may contribute to this plan on a discretionary basis. No discretionary contributions were made during the years ended December 31, 2023, 2022 and 2021.

15.
Income Taxes

The Company’s management evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the tax position. Management has analyzed the Company’s tax positions, and concluded that, as of December 31, 2023 , 2022 and 2021 there are no uncertain tax positions taken or expected to be taken that would require recognition or disclosure in the consolidated financial statements. The Company recorded no material interest expense or penalties in its Consolidated Statements of Operations during the years ended December 31, 2023, 2022 and 2021. The Company believes it is no longer subject to examination by federal and state taxing authorities for years prior to December 31, 2020.

The components of loss from continuing operations before income taxes for the years ended December 31, 2023, 2022 and 2021 are summarized below (in thousands):

	2023	2022	2021
Pre tax book income (loss):
Domestic	$(68,000)	$(95,425)	$(80,232)
Foreign	(6,735)	(6,681)	2,774
Total pre tax book income (loss)	$(74,735)	$(102,106)	$(77,458)

The components of income tax expense for the years ended December 31, 2023, 2022 and 2021 are summarized below (in thousands):

	2023	2022	2021
Current expense (benefit):			`
Federal	$28	$(36)	$15
Foreign	244	490	196
State	252	179	306
Total current expense (benefit)	524	633	517
Deferred expense (benefit):
Federal	201	210	57
Foreign	(499)	(1,078)	—
State	300	322	150
Total deferred expense (benefit)	2	(546)	207
Total income tax expense	$526	$87	$724

The Company’s deferred tax assets (liabilities) consisted of the following at December 31, 2023 and 2022 (in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$84,935	$75,965
Excess depreciation and amortization	6,679	573
Deferred compensation	7,321	5,925
Lease liability	4,279	1,238
Accruals and reserves	4,607	4,147
Total gross deferred tax asset	107,821	87,848
Less valuation allowance	(100,532)	(84,840)
Total net deferred tax asset	7,289	3,008
Deferred tax liabilities:
Excess depreciation and amortization	—	—
Right of use asset	(4,111)	(1,194)
Indefinite lived intangible	(4,838)	(3,497)
Net deferred tax liability	$(1,660)	$(1,683)

The Company measures deferred tax assets and liabilities using enacted tax rates that apply in the year in which the temporary differences are expected to be recovered or paid. A valuation allowance is provided for deferred tax assets (excluding certain deferred tax liabilities related to indefinite lived intangibles) if management believes that it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future realizability is uncertain. The Company recorded a valuation allowance of $100.5 million and $84.8 million at December 31, 2023 and 2022, respectively against its net deferred tax assets due to the uncertainty surrounding the recoverability of such net deferred tax assets, which is an increase of $15.7 million and $20.3 million in the total valuation allowance during 2023 and 2022, respectively.

A reconciliation of income taxes at the federal statutory rate of 21% to actual income taxes for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	2023	2022	2021
Income tax benefit at federal statutory rate	$(15,718)	$(21,468)	$(16,265)
State income taxes, net of federal income tax benefit	(2,384)	(2,625)	(3,789)
Foreign rate differential	(71)	(77)	39
Permanent differences	594	270	(212)
Stock based compensation	(788)	2,203	(5,119)
Executive compensation disallowance	4,010	1,155	1,908
Increase in valuation allowance	15,691	20,279	24,141
Canadian Research and Development Tax credits	(589)	—	—
Other	(219)	350	21
Provision for income taxes	$526	$87	$724

For the year ended December 31, 2023, the provision for income taxes includes a non-cash tax charge of approximately $0.5 million relating to changes in the Company's long-term deferred tax liability for indefinite-lived intangibles that are not available to offset certain deferred tax assets in determining changes to the Company's income tax valuation allowance.

At December 31, 2023, the Company had US federal, state, and France net operating loss ("NOL") carryforwards for income tax purposes of approximately $331.3 million, $273.9 million and $7.1 million respectively. These carryforwards may be used to offset future taxable income, with a portion of the federal carryforwards starting to expire in 2035 and the remainder available indefinitely and an immaterial portion of state carryforwards will start to expire at various dates beginning in 2023 and the remainder expiring in future periods or available indefinitely.

Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

At December 31, 2023, any undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no deferred taxes have been provided thereon.

16.
Acquisitions

August 2023

On August 22, 2023, the Company completed its acquisition of all of the ownership interests of a business (“the August 2023 acquisition”) for estimated cash consideration of $16.6 million. The aggregate purchase price was preliminarily allocated to $5.9 million of goodwill, $14.2 million of intangible assets, and $3.6 million of net liabilities assumed. The purchase price allocations are subject to adjustments as they are finalized over the 12-month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

The business acquired in the August 2023 acquisition offers wholesale car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners. The August 2023 acquisition was accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the acquisition date.

April 2023

On April 24, 2023, the Company completed its acquisition of all of the ownership interests of a business (“the April 2023 acquisition”) for total cash consideration of $12.5 million. The aggregate purchase price was preliminarily allocated to $5.3 million of goodwill, $6.0 million of intangible assets and $1.2 million of net assets assumed. The purchase price allocations are subject to adjustments as they are finalized over the 12-month measurement period. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

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

2022 Acquisition

On February 22, 2022, the Company completed its acquisition of Monk SAS for total consideration of $18.6 million, net of cash acquired and working capital adjustments. The total purchase price was paid in cash. In aggregate, $13.5 million was attributed to goodwill, $6.4 million to intangible assets and $1.1 million to net liabilities assumed, reflective of final measurement period adjustments. Goodwill acquired in connection with this acquisition will be deductible for tax purposes in the United States and amortized on a straight-line basis over 15 years.

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

17.
Goodwill and Acquired Intangibles

Changes to the carrying amount of goodwill are as follows (in thousands):

	2023	2022
Beginning balance	$91,755	$78,839
Acquisitions	11,198	13,429
Foreign currency translation	401	(713)
Measurement period adjustments	25	200
Ending balance	$103,379	$91,755

Acquired intangible assets, net consisted of the following (in thousands):

		December 31, 2023			December 31, 2022
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	0.5 - 15 years	$32,050	$(4,192)	$27,858	$11,735	$(2,216)	$9,519
Developed technology	1 - 7 years	12,479	(7,456)	5,023	12,396	(5,227)	7,169
Other acquired intangibles	0.5 - 5 years	7,197	(5,886)	1,311	7,150	(4,547)	2,603
Total		$51,726	$(17,534)	$34,192	$31,281	$(11,990)	$19,291

At December 31, 2023, customer relationships, developed technology, and other acquired intangibles had weighted-average remaining useful lives of 10.2 years, 2.3 years, and 0.9 years, respectively. Amortization expense relating to acquired intangible assets was $5.5 million, $4.9 million, and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense on acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Year ended December 31,
2024	$6,361
2025	3,875
2026	3,625
2027	3,487
2028	3,085
Thereafter	13,759
Total	$34,192

18.
Net Income (Loss) Per Share

The numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's common stock are calculated as follows (in thousands, except share data):

	Year ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) attributable to common stockholders	$(62,086)	$(13,175)	$(74,026)	$(28,167)
Denominator:
Weighted-average number of shares of common stock - basic and diluted	131,950,946	28,001,867	113,722,515	43,271,739
Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.47)	$(0.47)	$(0.65)	$(0.65)

The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the period presented:

	Year ended December 31,
	2023	2022	2021
Unvested RSUs and other awards	2,170,116	744,341	407,779
Stock options	5,408,530	5,134,332	7,678,144
Shares subject to the employee stock purchase plan	75,990	161,606	—

19. Subsequent Event

On January 30, 2024, the Company completed its acquisition of all of the ownership interests of a business (“the January 2024 acquisition”) for total estimated cash consideration of $66.4 million and total estimated equity consideration of $8.6 million. The business offers wholesale and commercial car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners. The January 2024 acquisition will be accounted for using the acquisition method and, accordingly, the results of the acquired business will be included in the Company's results of operations from the acquisition date. The purchase price allocation is subject to adjustments as we obtain additional information for our estimates during the measurement period. We are currently in the process of completing the accounting for this transaction and expect to have our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed in the first half of 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2023. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2023, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 based on the criteria set forth in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on its evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an auditors' report on the effectiveness of the Company's internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, believes that the Company's disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2024 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as part of this report
(1)
All financial statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)

Consolidated Statements of Operations for the Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2023, 2022, and 2021

Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements

(2)
Financial statement schedules

All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3)
Exhibits required by Item 601 of Regulation S-K

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40256	3.1	March 26, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40256	3.2	March 26, 2021
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-253617	4.1	March 15, 2021
4.2	Description of Securities.					X
10.1	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 2, 2020.	S-1	333-253617	10.1	February 26, 2021
10.2	2015 Long-Term Incentive Plan, as amended March 11, 2021, and forms of agreements thereunder.	S-1/A	333-253617	10.2	March 15, 2021
10.3	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-253617	10.3	March 15, 2021
10.4	2021 Employee Stock Purchase Plan.	S-1/A	333-253617	10.4	March 15, 2021
10.5	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-253617	10.5	March 15, 2021
10.6	Amended and Restated Employment Agreement, dated August 12, 2016, by and between the Registrant and George Chamoun.	S-1	333-253617	10.6	February 26, 2021
10.7	Lease Agreement, dated as of November 30, 2017, by and between the Registrant and 640 Ellicott Street, LLC.	S-1	333-253617	10.7	February 26, 2021
10.8	First Amendment to Lease Agreement, dated as of April 1, 2023, by and between Registrant and 640 Ellicott Street, LLC					X
10.9	Second Amendment to Lease Agreement, dated as of May 1, 2023, by and between Registrant and 640 Ellicott Street, LLC					X
10.10	Third Amendment to Lease Agreement, dated as of January 2, 2024, by and between Registrant and 640 Ellicott Street, LLC					X
10.11	Fourth Amendment to Lease Agreement, dated as of January 31, 2024, by and between Registrant and 640 Ellicott Street, LLC					X
10.12	Lease Agreement, dated as of September 26, 2019, by and between the Registrant and Innovation Center Annex, LLC.	S-1	333-253617	10.8	February 26, 2021

10.13+	Form of Confirmatory Offer of Employment.	S-1/A	333-253617	10.9	March 15, 2021
10.14+	Performance Bonus Plan.	S-1/A	333-253617	10.10	March 15, 2021
10.15+	Non-Employee Director Compensation Policy.	S-1/A	333-253617	10.11	March 15, 2021
10.16+	Severance and Change in Control Plan.	S-1/A	333-253617	10.12	March 15, 2021
10.17	Revolving Credit Agreement dated as of August 24, 2021 among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	001-40256	10.1	November 10, 2021
10.18	Amendment No. 1, dated June 1, 2023, to Revolving Credit Agreement dated as of August 24, 2021 among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.S., as Administrative Agent	10-Q	001-40256	10.1	August 7, 2023
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Clawback Policy					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ACV Auctions Inc

Date: February 21, 2024	By:	/s/ George Chamoun
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

Name	Title	Date

/s/ George Chamoun	Chief Executive Officer and Director	February 21, 2024
George Chamoun	(Principal Executive Officer)

/s/ William Zerella	Chief Financial Officer	February 21, 2024
William Zerella	(Principal Financial and Accounting Officer)

/s/ Kirsten Castillo	Director	February 21, 2024
Kirsten Castillo

/s/ Robert P. Goodman	Director	February 21, 2024
Robert P. Goodman

/s/ Brian Hirsch	Director	February 21, 2024
Brian Hirsch

/s/ René F. Jones	Director	February 21, 2024
René F. Jones

/s/ Eileen A. Kamerick	Director	February 21, 2024
Eileen A. Kamerick

/s/ Brian Radecki	Director	February 21, 2024
Brian Radecki