Form 10-Q
period 2024-03-31
ACV Auctions Inc.
filed 2024-05-08
CIK 1637873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Registrant’s telephone number, including area code: 800 553-4070
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2024, there were 147,965,283 shares of the registrant's Class A common stock, and 17,123,116 shares of Class B common stock, each with a par value of $0.001, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our expectations regarding our revenue, operating expenses and other operating results, including our key metrics and our ability to meet previously announced earnings guidance;
•our ability to effectively manage our growth and expand our business, including providing additional channels for auction services for dealers and commercial partners;
•our ability to grow the number of marketplace participants on our platform;
•our ability to acquire new customers and successfully retain existing customers and capture a greater share of wholesale transactions from our existing customers;
•our ability to increase usage of our platform and generate revenue from our value-added services;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our ability to achieve or sustain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts, and our ability to promote our brand;
•the effects of macroeconomic conditions on our business;
•our reliance on key personnel and our ability to identify, recruit and retain skilled personnel, especially as we establish new offerings;
•our ability to compete effectively with existing competitors and new market entrants;
•our ability to obtain, maintain, protect and enforce our intellectual property rights and any costs associated therewith;
•our ability to predict, prepare and respond to new kinds of technology innovations, such as artificial intelligence, as well as market developments and changing customer needs;
•our ability to expand internationally;
•our ability to identify and complete acquisitions that complement and expand our reach and platform;
•our decision to not declare or pay dividends for the foreseeable future;
•our ability to comply or remain in compliance with laws and regulations that currently apply or become applicable to our business in the United States and other jurisdictions where we elect to do business; and
•the growth rates of the markets in which we compete.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended March 31,
	2024	2023
Revenue:
Marketplace and service revenue	$129,814	$104,863
Customer assurance revenue	15,875	14,763
Total revenue	145,689	119,626
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	55,693	47,575
Customer assurance cost of revenue (excluding depreciation & amortization)	12,814	12,143
Operations and technology	38,069	35,660
Selling, general, and administrative	53,853	41,797
Depreciation and amortization	7,787	3,285
Total operating expenses	168,216	140,460
Loss from operations	(22,527)	(20,834)
Other income (expense):
Interest income	3,031	3,296
Interest expense	(535)	(315)
Total other income (expense)	2,496	2,981
Loss before income taxes	(20,031)	(17,853)
Provision for income taxes	440	347
Net loss	$(20,471)	$(18,200)
Weighted-average shares - basic and diluted	162,889,642	158,694,919
Net loss per share - basic and diluted	$(0.13)	$(0.11)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Net loss	$(20,471)	$(18,200)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(30)	1,000
Foreign currency translation (loss) gain	(229)	244
Comprehensive loss	$(20,730)	$(16,956)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current Assets :
Cash and cash equivalents	$209,845	$182,571
Marketable securities	131,631	228,761
Trade receivables (net of allowance of $3,931 and $2,868)	219,305	164,009
Finance receivables (net of allowance of $3,728 and $3,428)	121,047	119,034
Other current assets	14,398	12,524
Total current assets	696,226	706,899
Property and equipment (net of accumulated depreciation of $4,289 and $4,462)	7,903	4,918
Goodwill	169,305	103,379
Acquired intangible assets (net of amortization of $19,676 and $17,534)	78,585	34,192
Capitalized software (net of amortization of $21,836 and $17,059)	59,662	55,771
Other assets	32,971	17,765
Total assets	$1,044,652	$922,924
Liabilities and Stockholders' Equity
Current Liabilities :
Accounts payable	$393,144	$305,845
Accrued payroll	14,126	12,245
Accrued other liabilities	22,788	15,851
Total current liabilities	430,058	333,941
Long-term debt	125,000	115,000
Other long-term liabilities	31,315	17,455
Total liabilities	586,373	466,396
Commitments and Contingencies (Note 5)
Stockholders' Equity :
Preferred Stock; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common Stock - Class A; $0.001 par value; 2,000,000,000 shares authorized; 147,307,191 and 138,637,352 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	147	139
Common Stock - Class B; $0.001 par value; 160,000,000 shares authorized; 17,297,339 and 23,205,487 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	17	23
Additional paid-in capital	902,989	880,510
Accumulated deficit	(443,086)	(422,615)
Accumulated other comprehensive loss	(1,788)	(1,529)
Total stockholders' equity	458,279	456,528
Total liabilities and stockholders' equity	$1,044,652	$922,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Three Months Ended March 31, 2024
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance, December 31, 2023	138,637,352	$139	23,205,487	23	$880,510	$(422,615)	$(1,529)	$456,528
Conversion of Class B common stock to Class A common stock	5,981,622	6	(5,981,622)	(6)				-
Net loss						(20,471)		(20,471)
Other comprehensive income (loss)							(259)	(259)
Stock-based compensation					18,599			18,599
Issuance of shares for acquisitions	1,413,075	1			8,555			8,556
Exercise of common stock options	719,039	1			2,401			2,402
Vested restricted stock units	556,103		73,474		(7,076)			(7,076)
Balance as of March 31, 2024	147,307,191	$147	17,297,339	$17	$902,989	$(443,086)	$(1,788)	$458,279

	Three Months Ended March 31, 2023
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance, December 31, 2022	121,214,275	$121	37,241,952	37	$836,695	$(347,354)	$(3,775)	$485,724
Conversion of Class B common stock to Class A common stock	7,042,121	7	(7,042,121)	(7)				-
Net loss						(18,200)		(18,200)
Other comprehensive income (loss)							1,244	1,244
Stock-based compensation					14,859			14,859
Exercise of common stock options	181,284	-			898			898
Vested restricted stock units	416,763	1	75,599	0	(3,620)			(3,619)
Balance as of March 31, 2023	128,854,443	$129	30,275,430	$30	$848,832	$(365,554)	$(2,531)	$480,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(20,471)	$(18,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,802	3,392
Stock-based compensation expense, net of amounts capitalized	14,830	11,505
Provision for bad debt	2,097	2,176
Other non-cash, net	356	(302)
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(33,676)	(21,487)
Other operating assets	(289)	(841)
Accounts payable	68,217	62,761
Other operating liabilities	4,109	3,976
Net cash provided by (used in) operating activities	42,975	42,980
Cash Flows from Investing Activities
Net increase in finance receivables	(1,047)	(27,407)
Purchases of property and equipment	(1,075)	(266)
Capitalization of software costs	(7,513)	(4,943)
Purchases of marketable securities	(2,902)	(35,602)
Maturities and redemptions of marketable securities	30,030	41,950
Sales of marketable securities	70,020	2,402
Acquisition of businesses (net of cash acquired)	(108,453)	—
Net cash provided by (used in) investing activities	(20,940)	(23,866)
Cash Flows from Financing Activities
Proceeds from long term debt	190,000	95,000
Payments towards long term debt	(180,000)	(75,000)
Proceeds from exercise of stock options	2,401	899
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(7,090)	(3,619)
Other financing activities	(23)	—
Net cash provided by (used in) financing activities	5,288	17,280
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(49)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	27,274	36,397
Cash, cash equivalents, and restricted cash, beginning of period	182,571	280,752
Cash, cash equivalents, and restricted cash, end of period	$209,845	$317,149
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$1,184	$696
Purchase of property and equipment and internal use software in accounts payable	$1,119	$2,553
The accompanying notes are an integral part of these condensed consolidated financial statements

ACV AUCTIONS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business – The Company operates in one industry segment, providing a wholesale auction marketplace (the “Marketplace”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC. ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. All services are provided in the United States and certain data services are also provided internationally. Services are supported by the Company’s operations which are in the United States, Canada, France, and India.
Basis of Consolidation – The condensed consolidated financial statements include the accounts of ACV Auctions Inc. and all of its controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Basis of Preparation – The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company's financial information. The unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 21, 2024 (the "Annual Report"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
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

2.    Financial Instruments
The following is a summary of available-for-sale financial instruments, as of March 31, 2024 and December 31, 2023, respectively (in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$110,948	$1	$(681)	$110,268
U.S. treasury and agency securities	21,442	3	(82)	21,363
Total Marketable securities	$132,390	$4	$(763)	$131,631
(1)Comprised primarily of corporate bonds

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash equivalents:
Corporate securities (1)	$1,213	$—	$(1)	$1,212
Total cash equivalents	1,213	—	(1)	1,212
Marketable securities:
Corporate securities (1)	$199,084	$115	$(819)	$198,380
U.S. treasury and agency securities	30,404	25	(48)	30,381
Total Marketable securities	$229,488	$140	$(867)	$228,761
(1)Comprised primarily of corporate bonds and commercial paper
As of March 31, 2024, the fair values of available-for-sale financial instruments, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$94,440
Due in one to five years	37,191
Total	$131,631
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,704	$—	$—	$18,704
Marketable Securities:
Corporate securities	—	110,268	—	110,268
U.S. treasury and agency securities	14,049	7,314	—	21,363
Total financial assets	$32,753	$117,582	$—	$150,335

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,433	$—	$—	$22,433
Corporate securities	—	1,212	—	1,212
Marketable Securities:
Corporate securities	—	198,380	—	198,380
U.S. treasury and agency securities	20,064	10,317	—	30,381
Total financial assets	$42,497	$209,909	$—	$252,406
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

Changes in the allowance for doubtful trade receivables for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Beginning balance	$2,868	$4,860
Provision for bad debt	732	1,028
Net write-offs
Write-offs	(264)	(3,963)
Recoveries	595	2,446
Net (write-offs) recoveries	331	(1,517)
Ending balance	$3,931	$4,371
Changes in the allowance for doubtful finance receivables for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three months ended March 31,
	2024	2023
Beginning balance	$3,428	$2,275
Provision for bad debt	1,362	1,148
Net write-offs
Write-offs	(1,195)	(1,381)
Recoveries	133	214
Net (write-offs) recoveries	(1,062)	(1,167)
Ending balance	$3,728	$2,256
5.    Guarantees, Commitments and Contingencies
The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.
Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $219.0 million and $142.8 million at March 31, 2024 and December 31, 2023, respectively. The carrying amount of the liability presented in Accrued other liabilities was $1.5 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively.
The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.7 million and $1.8 million at March 31, 2024 and December 31, 2023, respectively.
Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at March 31, 2024 and December 31, 2023.

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
Refer to Note 9 contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details regarding our revolving credit facilities and their key terms.
As of March 31, 2024 and December 31, 2023, outstanding borrowings under the 2021 Revolver were $125.0 million and $115.0 million, respectively, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.1 million and $2.1 million, respectively decreasing the availability under the 2021 Revolver by a corresponding amount. As of March 31, 2024, the interest rate on the outstanding borrowing was 10.25%.
As of March 31, 2024, the Company was in compliance with all of its financial covenants and non-financial covenants.
7.    Leases
The Company leases office space under operating leases expiring at various dates through 2038. For the three months ended March 31, 2024 and 2023, the Company incurred operating lease costs of $1.3 million and $0.4 million, respectively. For operating leases, the weighted-average remaining term is 9.7 and 7.3 years with a weighted-average discount rate of 10% and 5% for the three months ended March 31, 2024 and 2023, respectively.
Maturities of lease liabilities as of March 31, 2024 were as follows (in thousands):

2024	$4,749
2025	6,001
2026	5,732
2027	5,414
2028	5,105
Thereafter	22,060
Total lease payments	49,061
Less imputed interest	(17,171)
Total	$31,890

The following amounts relate to operating leases that were recorded on the Company's Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right of use assets:
Other assets	$32,120	$16,858
Operating lease liabilities:
Accrued other liabilities	3,231	1,647
Other long-term liabilities	28,659	15,034
The Company recorded right of use assets in exchange for new lease liabilities of $14.0 million and $0.0 million during the three months ended March 31, 2024 and 2023, respectively.
8.    Revenue
The following table summarizes the primary components of revenue; this level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended March 31,
	2024	2023
Auction marketplace revenue	$67,329	$54,002
Other marketplace revenue	54,569	42,691
Data services revenue	7,916	8,170
Marketplace and service revenue	$129,814	$104,863
Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $5.4 million and $4.2 million of contract liabilities included in Accrued other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively. Revenue recognized for the three months ended March 31, 2024 from amounts included in deferred revenue as of December 31, 2023 was $4.2 million. All the remaining performance obligations for contracts are expected to be recognized within one year.
9.    Stock-Based Compensation
Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details regarding our equity plans.
The following table summarizes the stock option activity for the three months ended March 31, 2024 (in thousands, except for share and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2023	6,296,350	$2.49	$79,728	4.83
Exercised	(719,039)	3.34
Forfeited	(1,611)	5.42
Expired	(4,352)	5.32
Outstanding, March 31, 2024	5,571,348	$2.37	$91,345	4.50
Exercisable, March 31, 2024	5,292,470	$2.18	$87,800	4.42

The following table summarizes the restricted stock unit activity for the three months ended March 31, 2024 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2023	7,237,920	$14.37
Granted	608,294	$15.65
Vested	(1,068,053)	$14.98
Forfeited	(115,198)	$14.50
Outstanding, March 31, 2024	6,662,963	$14.37
As of March 31, 2024 there was approximately $84.7 million of compensation expense related to the unvested portion of common stock options and restricted stock units that will be recorded as compensation expense over a weighted-average period of 2.3 years.
During the first quarter of 2024, the Company entered into two contingently returnable share agreements (the "2024 Agreements") for certain compensatory share-based service awards. The 2024 Agreements authorized 773,099 shares of common stock to be issued. Shares will be released and distributed to the employee award recipients with the final vesting date during the first quarter of 2028. At March 31, 2024, there was approximately $10.6 million of compensation expense related to the unvested portion of the contingently returnable shares that will be recorded over 3.8 years.
10.    Income Taxes
The Company had an effective tax rate of approximately (2)% and (2)% for the three months ended March 31, 2024 and 2023, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits, and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
11.    Net Income (Loss) Per Share
The numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's common stock are calculated as follows for the three months ended March 31, 2024 and 2023 (in thousands, except share data):

	Three months ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(17,718)	$(2,753)	$(14,393)	$(3,807)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	140,979,870	21,909,772	125,500,186	33,194,733
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.13)	$(0.13)	$(0.11)	$(0.11)
The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended March 31,
	2024	2023
Unvested RSUs and other awards	2,385,164	1,082,627
Stock options	4,800,879	5,281,394

12.    Acquisitions

The Company completed three business acquisitions during the three months ended March 31, 2024. These acquisitions were accounted for using the acquisition method and, accordingly, the results of the acquired business have been included in the Company's results of operations from the respective acquisition dates. Purchase price allocations related to these acquisitions are subject to adjustments as they are finalized over the 12 month measurement period from the respective acquisition dates. Goodwill acquired in connection with these acquisitions will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

Alliance Auto Auctions
On January 30, 2024, the Company completed its acquisition of all of the ownership interests of Alliance Auto Auctions for estimated cash consideration of $66.4 million and 639,976 common shares of the Company's Class A common stock. The fair value of the consideration shares of $8.6 million was determined based upon the closing market price of the Company's Class A common shares on January 30, 2024.
The aggregate purchase price for the Alliance Auto Auctions acquisition was preliminarily allocated to the assets and liabilities assumed as follows (in thousands):

Assets Acquired
Cash and cash equivalents	$2,465
Trade receivables	14,855
Finance receivables	—
Other current assets	815
Property & equipment, net	892
Goodwill & intangibles	72,424
Other assets	8,305
Total assets acquired	$99,756
Liabilities Assumed
Accounts payable	$14,945
Accrued payroll	381
Accrued other liabilities	2,012
Deferred revenue	60
Other long-term liabilities	7,362
Total liabilities assumed	24,760
Net assets acquired	$74,996

Alliance Auto Auctions offers wholesale car auction services, and enabled the Company to expand its range of offerings to dealers and commercial partners.

March 8, 2024 Acquisition
On March 8, 2024, the Company completed its acquisition of all of the ownership interests of a business (“the March 8, 2024 acquisition”) for estimated cash consideration of $26.7 million. The aggregate purchase price was preliminarily allocated to $8.1 million of goodwill, $13.0 million of intangible assets, and $5.6 million of net assets assumed. The business acquired in the March 8, 2024 acquisition offers wholesale and commercial car auction and reconditioning services and enabled the Company to expand its range of offerings to dealers and commercial partners.

March 13, 2024 Acquisition

On March 13, 2024, the Company completed its acquisition of all of the ownership interests of a business ("the March 13, 2024 acquisition") for estimated cash consideration of $19.1 million. The aggregate purchase price was preliminarily allocated to $18.7 million of goodwill, $1.0 million of intangible assets, and $0.6 million of net liabilities assumed. The business acquired in the March 13, 2024 acquisition offers wholesale car auction services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 21, 2024, or the Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our financial condition or results of operations, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. You should review the “Risk Factors” section of our Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We provide a highly efficient and vibrant marketplace platform ("marketplace platform" or "marketplace") for wholesale vehicle transactions and data services that offer transparent and accurate vehicle information to our customers. Our marketplace platform leverages data insights and technology to power our digital marketplace and data services, enabling our dealers and commercial partners to buy, sell, and value vehicles with confidence and efficiency. We strive to solve the challenges that the used automotive industry has faced for generations and provide powerful technology-enabled capabilities to our dealers and commercial partners who fulfill a critical role in the automotive ecosystem. We help dealers source and manage inventory and accurately price their vehicles as well as process payments, transfer titles, manage arbitrations, and finance and transport vehicles. Our marketplace platform encompasses:
•Digital Marketplace. Connects buyers and sellers of wholesale vehicles in an intuitive and efficient manner. Our core digital marketplace offerings are auctions in varying formats, which facilitate real time transactions of wholesale vehicles, and are accessible across multiple platforms including mobile apps, desktop, and directly through API integration. We also offer transportation, financing and assurance services to facilitate the entire transaction journey.
•Remarketing Centers. Provides an additional channel to provide dealers and commercial partners with auction services. At remarketing centers, vehicles may be auctioned onsite and/or launched into the digital marketplace. Additional services are offered at remarketing centers that are important to servicing commercial partners.
•Data Services. Offers insights into the condition and value of used vehicles for transactions both on and off our marketplace and helps dealers, their end consumers, and commercial partners make more informed decisions and transact with confidence and efficiency. We enable dealers to manage their inventory and set pricing more effectively while turning vehicles faster and maximizing profit by leveraging predictive analytics informed by artificial intelligence, machine learning and market data.
•Data and Technology. Underpins everything we do, and powers our vehicle inspections, comprehensive vehicle intelligence reports, digital marketplace, inventory management software, and operations automation.
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

Our customers include participants on our marketplace platform and purchasers of our data services. Certain dealers and commercial partners purchase data services in connection with vehicle assessments, software subscriptions, and transactions that do not occur on our marketplace. Our dealer customers include a majority of the top 100 used vehicle dealers in the United States.
We had 174,631 and 151,563 Marketplace Units sold on our marketplace, an increase in units of 15%, for the three months ended March 31, 2024 and 2023 respectively. We had a total Marketplace Gross Merchandise Value, or Marketplace GMV, of $2.3 billion and $2.4 billion, for the three months ended March 31, 2024 and 2023 respectively. In the three months ended March 31, 2024 and 2023, we generated revenue of $145.7 million and $119.6 million, a net loss of $20.5 million and $18.2 million, and Adjusted EBITDA of $4.3 million and ($5.6) million, respectively. We continue to invest in growth to scale our company responsibly and drive towards sustained profitability. See the section titled “—Key Operating and Financial Metrics” for additional information on Marketplace Units, Marketplace GMV and Adjusted EBITDA.
Key Operating and Financial Metrics
We regularly monitor a number of operating and financial metrics in order to measure our current performance and estimate our future performance. Our business metrics may be calculated in a manner different than similar business metrics used by other companies.

	Three Months Ended March 31,
	2024		2023
Marketplace Units	174,631		151,563
Marketplace GMV	$2.3	billion	$2.4	billion
Adjusted EBITDA	$4.3	million	$(5.6)	million
Marketplace Units
Marketplace Units is a key indicator of our potential for growth in Marketplace GMV and revenue. It demonstrates the overall engagement of our customers on the marketplace platform, the vibrancy of our marketplace platform and our market share of wholesale transactions in the United States. We define Marketplace Units as the number of vehicles transacted on our marketplace platform within the applicable period. Marketplace Units transacted includes any vehicle that successfully reaches sold status, even if the auction is subsequently unwound, meaning the buyer or seller does not complete the transaction. These instances were immaterial in the periods presented. Marketplace Units exclude vehicles that were inspected by ACV, but not sold on our marketplace. Since the launch of our marketplace platform, Marketplace Units have generally increased as we have expanded our territory coverage, added new Marketplace Buyers and Marketplace Sellers to our marketplace platform and increased our share of wholesale transactions from existing customers. Because we only earn auction and ancillary fees in the case of a successful auction, Marketplace Units will remain a critical driver of our revenue growth.
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
Grow Our Share of Wholesale Transactions from Existing Customers
Our success depends in part on our ability to grow our share of wholesale transactions from existing customers, increasing their engagement and spend on our marketplace platform. We remain in the early stages of penetrating our Marketplace Buyers’ and Sellers’ total number of wholesale transactions. As we continue to invest in eliminating key risks of uncertainty related to the auction process through our trusted and efficient marketplace platform, we expect that we will capture an increasing share of transactions from our existing buyers and sellers. Our ability to increase share from existing customers will depend on a number of factors, including our customers’ satisfaction with our marketplace platform, competition, pricing and overall changes in our customers’ engagement levels.

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
•Secure Trusted Supply. The more trusted supply on our marketplace, the more buyers we can attract to our marketplace platform.
•Deepen Relationships with Dealers and Commercial Partners. We have a team of VCIs who regularly interact with our customers, providing high-quality inspection services and developing strong customer relationships.
•Drive Customer Loyalty. Our loyal customers and referrals serve as a highly effective customer acquisition tool, and help drive our growth in a given territory.
•Grow Brand Awareness. We invest in promoting our brand via targeted marketing spend to increase customer awareness in the territories in which we operate.
Our future success is dependent on our ability to successfully grow our market presence and market and sell products to both new and existing customers.
Grow Value-Added and Data Services
We continue to drive customer adoption of our existing value-added and data services and introduce new and complementary products. Our ability to drive higher attachment rates of existing value-added services, such as ACV Transportation and ACV Capital, will help grow our revenue. In 2019 we launched our financing arm, ACV Capital. In 2021, we added ACV MAX (formerly doing business as MAX Digital) flagship inventory management system to our portfolio of data services offerings. We continue to drive customer adoption of our data services such as our True360 Reports that bring transparency and offer insights into the condition and value of used vehicles, as well as our inventory management system, which enables dealers to accurately price wholesale and retail inventory while maximizing profit by leveraging predictive analytics informed by artificial intelligence. These data services enable our customers to make more informed inventory management decisions both on and off our digital marketplace. In addition, we will continue to focus on developing new products and services that enhance our marketplace platform in areas including new data-powered products. Our ability to drive customer adoption of these products and services is dependent on the pricing of our products, the offerings of our competitors and the effectiveness of our marketing efforts.
Investment in Growth
We are actively investing in our business. In order to support our future growth and expanded product offerings, we expect this investment to continue. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our employee base and invest in our technology development. The investments we make in our marketplace platform are designed to grow our revenue opportunity and to improve our operating results in the long term, but these investments could also delay our ability to achieve sustained profitability or reduce our profitability in the near term. Our success is dependent on making value-generative investments that support our future growth.
Used Car Demand
Our success depends in part on sufficient demand for used vehicles. Our growth over the last several years has coincided with a rising consumer demand for used vehicles. Since early 2020 demand for cars has outpaced supply. During this period, we have seen new car supply have a significant impact on the supply of wholesale vehicles available within our marketplace. More recently, new vehicle supply has begun to increase, although still below 2019 levels. However, this increase in new vehicle supply has been coupled with an increase in interest rates which has made both new and used vehicles more expensive for retail consumers utilizing financing. Used car demand will be in part dependent on the economic health of the retail consumer and their ability to afford a vehicle purchase.
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended March 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$129,814	89%	$104,863	88%
Customer assurance revenue	15,875	11%	14,763	12%
Total revenue	145,689	100%	119,626	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	55,693	38%	47,575	40%
Customer assurance cost of revenue (excluding depreciation & amortization)	12,814	9%	12,143	10%
Operations and technology (1)	38,069	26%	35,660	30%
Selling, general, and administrative (1) (3) (5) (6)	53,853	37%	41,797	35%
Depreciation and amortization (2) (4)	7,787	5%	3,285	3%
Total operating expenses	168,216		140,460
Income (loss) from operations	(22,527)		(20,834)
Other Income (expense):
Interest income	3,031		3,296
Interest expense	(535)		(315)
Total other income (expense)	2,496		2,981
Income (loss) before income taxes	(20,031)		(17,853)
Provision for income taxes	440		347
Net loss	$(20,471)		$(18,200)

(1) Includes stock-based compensation expense as follows:	Three months ended March 31,
	2024	2023

	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$250	$203
Operations and technology	3,446	2,399
Selling, general, and administrative	11,134	8,903
Stock-based compensation expense	$14,830	$11,505

(2) Includes acquired intangible asset amortization as follows:	Three months ended March 31,
	2024	2023

	(in thousands)
Depreciation and amortization	$2,213	$1,173

(3) Includes litigation-related costs as follows:	Three months ended March 31,
	2024	2023

	(in thousands)
Selling, general, and administrative	$1,553	$—

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended March 31,
	2024	2023

	(in thousands)
Depreciation and amortization	$928	$277

(5) Includes acquisition-related costs as follows:	Three months ended March 31,
	2024	2023

	(in thousands)
Selling, general, and administrative	$2,120	$206

(6) Includes other adjustments as follows:	Three months ended March 31,
	2024	2023

	(in thousands)
Selling, general, and administrative	$45	$—
Comparison of the three months ended March 31, 2024 and 2023
Revenue
Marketplace and Service Revenue

	Three months ended March 31,		$ Change	% Change
	2024	2023
	(in thousands)
Marketplace and service revenue	$129,814	$104,863	$24,951	24%
The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers and an increase in revenue earned from the financing of vehicles sold on our marketplace. Revenue increases in the current quarter were primarily volume-driven. Additionally, we raised the buyer fees charged on our marketplace effective in September 2023 that further contributed to the increase in revenue year-over-year. For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, auction marketplace revenue increased to $67.3 million from $54.0 million and other marketplace revenue increased to $54.6 million from $42.7 million. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported.
Customer Assurance Revenue

	Three months ended March 31,		$ Change	% Change
	2024	2023
	(in thousands)
Customer assurance revenue	$15,875	$14,763	$1,112	8%
The customer assurance revenue increase was mainly driven by an increase in Go Green revenue, which was driven by an increase in the fair value per unit sold that elected the Go Green offering year over year. For the three months ended March 31, 2024, Go Green assurance revenue increased to $14.2 million from $13.1 million in the three months ended March 31, 2023. Other assurance revenue remained consistent at $1.7 million during the three months ended March 31, 2024 and 2023.
Operating Expenses
Marketplace and Service Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2024	2023
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$55,693	$47,575	$8,118	17%
Percentage of revenue	38%	40%
The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace revenue. For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, total cost attributed to generating auction marketplace revenue increased to $9.7 million from $8.3 million. The increase in auction marketplace cost of revenue is primarily due to increased units sold through our marketplace. Other marketplace cost of revenues increased to $40.9 million for the three months ended March 31, 2024, compared to $33.6 million for the three months ended March 31, 2023, primarily due to an increase in the units transported to buyers from sellers. Marketplace and service costs of revenues as a percentage of revenue decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as we continued to grow revenue and scale our business.
Customer Assurance Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2024	2023
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$12,814	$12,143	$671	6%
Percentage of revenue	9%	10%
The increase primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by an increase in arbitration cost per unit sold that elected the Go Green offering. For the three months ended March 31, 2024, Go Green assurance cost of revenue increased to $11.7 million from $11.0 million in three months ended March 31, 2023. Other assurance cost of revenue remained flat at $1.1 million during the three months ended March 31, 2024 and 2023. Other assurance cost of revenues as a percentage of revenue decreased slightly during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as we continued to manage arbitration costs and grow revenue.

Operations and Technology Expenses

	Three months ended March 31,		$ Change	% Change
	2024	2023
	(in thousands)
Operations and technology	$38,069	$35,660	$2,409	7%
Percentage of revenue	26%	30%
The increase is primarily due to higher personnel-related costs. For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, personnel-related costs increased to $32.2 million from $30.6 million as a result of headcount increases and increased stock-based compensation in 2024. Software and technology costs increased to $4.0 million from $3.7 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as a result of continued investment in our technology and infrastructure. Other expenses increased to $1.9 million from $1.4 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Operations and technology expense as a percentage of revenue decreased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as we continued our efforts to effectively manage costs while growing revenue.
Selling, General, and Administrative Expenses

	Three months ended March 31,		$ Change	% Change
	2024	2023
	(in thousands)
Selling, general, and administrative	$53,853	$41,797	$12,056	29%
Percentage of revenue	37%	35%
The increase is primarily due to higher personnel-related costs. For the three months ended March 31, 2024 compared to the three months ended March 31, 2023, personnel-related costs increased to $42.9 million from $35.3 million, primarily as a result of headcount increases and increased stock-based compensation in 2024. Non-personnel expenses increased to $11.0 million from $6.5 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily as a result of increased litigation expenses as well as increased facilities expenses as we expand our footprint to support future growth. Selling, general, and administrative expenses increased as a percentage of revenue during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 as we continue to invest in our business to support future growth.
Depreciation and Amortization

	Three months ended March 31,		$ Change	% Change
	2024	2023
	(in thousands)
Depreciation and amortization	$7,787	$3,285	$4,502	137%
Percentage of revenue	5%	3%
The increase is primarily due to an increase of $3.4 million in amortization of internal-use software costs along with an increase of $1.0 million in amortization related to acquired intangible assets. The increase in depreciation and amortization as a percentage of revenue is primarily due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense.
Interest Income

	Three months ended March 31,		$ Change	% Change
	2024	2023
	(in thousands)
Interest income	$3,031	$3,296	$(265)	(8)%
The decrease was primarily driven by a lower balance in our marketable securities portfolio during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the sale of marketable securities to support our acquisition transactions during the three months ended March 31, 2024.
Interest Expense

	Three months ended March 31,		$ Change	% Change
	2024	2023
	(in thousands)
Interest expense	$(535)	$(315)	$(220)	70%
The increase was primarily driven by an increase in borrowings and interest rates during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Provision for Income Taxes

	Three months ended March 31,		$ Change	% Change
	2024	2023
	(in thousands)
Provision for income taxes	$440	$347	$93	27%
Our effective tax rate was approximately (2)% and (2)% for the three months ended March 31, 2024 and 2023, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(20,471)	$(18,200)
Depreciation and amortization	7,802	3,392
Stock-based compensation	14,830	11,505
Interest (income) expense	(2,496)	(2,981)
Provision for income taxes	440	347
Acquisition-related costs	2,120	206
Litigation-related costs (1)	1,553	—
Other	494	96
Adjusted EBITDA	$4,272	$(5,635)

(1) Litigation-related costs are related to an anti-competition case which we do not consider to be representative of our underlying operating performance
Non-GAAP Net income (loss)
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
The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(20,471)	$(18,200)
Stock-based compensation	14,830	11,505
Amortization of acquired intangible assets	2,213	1,173
Amortization of capitalized stock based compensation	928	277
Acquisition-related costs	2,120	206
Litigation-related costs (1)	1,553	—
Other	45	—
Non-GAAP Net income (loss)	$1,218	$(5,039)

(1) Litigation-related costs are related to an anti-competition case which we do not consider to be representative of our underlying operating performance
Liquidity and Capital Resources
We have financed operations since our inception primarily through our marketplace revenue, proceeds from sales of equity securities, and debt facilities.
As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $209.8 million, and investments in marketable securities totaling $131.6 million. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.
As of March 31, 2024, our principal commitments primarily consist of long-term debt and leases for facilities. We have $3.2 million of lease obligations due within a year, and an additional $28.7 million of lease obligations due at various dates through 2038. Refer to Note 7, Leases, of our condensed consolidated financial statements.
In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of March 31, 2024 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.
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
Our Debt Arrangements
We also entered into a revolving credit facility with JP Morgan Chase Bank, N.A., or the 2021 Revolver, on August 24, 2021. On June 1, 2023, we entered into an Amendment on the 2021 Revolver which modified the rate at which interest payments are indexed from LIBOR to Secured Overnight Financing Rate ("SOFR").
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
We were in compliance with all such applicable covenants as of March 31, 2024, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. As of March 31, 2024, $125.0 million was drawn under the 2021 Revolver, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.1 million.
Cash Flows from Operating, Investing, and Financing Activities
The following table shows a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$42,975	$42,980
Net cash provided by (used in) investing activities	(20,940)	(23,866)
Net cash provided by (used in) financing activities	5,288	17,280
Effect of exchange rate changes	(49)	3
Net increase (decrease) in cash and equivalents	$27,274	$36,397
Operating Activities
Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses.
In the three months ended March 31, 2024 and 2023, net cash provided by operating activities was $43.0 million. Net cash provided by operating activities during the three months ended March 31, 2024 and the three months ended March 31, 2023 consisted primarily of an increase in accounts payable to sellers offset by an increase in accounts receivable from buyers. This is due to the timing of collections and disbursements of funds related to auctions completed near period end. Net cash provided by operating activities was consistent during the three months ended March 31, 2024 relative to the three months ended March 31, 2023.
Investing Activities
In the three months ended March 31, 2024 and 2023, net cash used in investing activities was $20.9 million and $23.9 million, respectively. Net cash used in investing activities during the three months ended March 31, 2024 primarily related to business acquisitions along with capitalized software development partially offset by the sales/maturities of a portion of our marketable securities portfolio to support our business acquisition transactions. Net cash used in investing activities during the three months ended March 31, 2023 was primarily due to the growth of our finance receivables portfolio.
The decrease in net cash used in investing activities during the three months ended March 31, 2024 relative to the three months ended March 31, 2023 was primarily driven by increased cash outflows for business acquisitions and greater cash inflows from maturities and sales of marketable securities.
Financing Activities
In the three months ended March 31, 2024 and 2023, net cash provided by financing activities was $5.3 million and $17.3 million, respectively. Net cash provided by financing activities during the three months ended March 31, 2024 and the three months ended March 31, 2023 related to proceeds, net of repayments, on long term debt partially offset by payments of RSU tax withholdings in exchange for common shares surrendered by RSU holders.
The decrease during the three months ended March 31, 2024 relative to the three months ended March 31, 2023 was primarily the result of lower proceeds from long term debt, net of repayments of long term debt during the period, partially offset by an increase in payments of RSU tax withholdings.
Acquisitions
The Company completed three acquisitions of businesses during the quarter ended March 31, 2024. Purchase price allocations related to these acquisitions are subject to adjustments as they are finalized over the 12 month measurement period from the respective acquisition dates. Goodwill acquired in connection with these acquisitions will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.
On January 30, 2024, we completed the acquisition of all of the ownership interests of Alliance Auto Auctions for estimated cash consideration of $66.4 million and 639,976 common shares of the Company's Class A common stock. The fair value of the consideration shares of $8.6 million was determined based upon the closing market price of the Company's Class A common shares on January 30, 2024. The aggregate purchase price was preliminarily allocated to $39.7 million of goodwill, $32.7 million of intangible assets, and $2.6 million of net assets assumed.
On March 8, 2024, we completed the acquisition of all of the ownership interests of a business (“the March 8, 2024 acquisition”) for estimated cash consideration of $26.7 million. The aggregate purchase price was preliminarily allocated to $8.1 million of goodwill, $13.0 million of intangible assets, and $5.6 million of net assets assumed.
On March 13, 2024, we completed the acquisition of all of the ownership interests of a business ("the March 13, 2024 acquisition") for estimated cash consideration of $19.1 million. The aggregate purchase price was preliminarily allocated to $18.7 million of goodwill, $1.0 million of intangible assets, and $0.6 million of net liabilities assumed.
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
Interest Rate Risk
We had cash and cash equivalents of $209.8 million and marketable securities of $131.6 million as of March 31, 2024, which consisted of interest-bearing investments with maturities of three months or less and investment grade securities respectively. Interest-earning instruments carry a degree of interest rate risk as increases in rates will negatively affect the fair value of our marketable securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $125.0 million as of March 31, 2024. The interest rate paid on these borrowings is variable, indexed to SOFR. Therefore increases in interest rates will increase the interest expense on these borrowings. A hypothetical 100 basis point change in interest rates would not result in a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)Recent Sales of Unregistered Equity Securities
On March 13, 2024, we issued 132,241 shares of Class A common stock in connection with an acquisition. The issuance was made pursuant to the exemption from the registration requirement of the Securities Act provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
On January 30, 2024, we issued 1,280,834 shares of Class A common stock in connection with an acquisition. The issuance was made pursuant to the exemption from the registration requirement of the Securities Act provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
(b)Use of Proceeds
Not applicable.
(c)Issuer Purchases of Equity Securities
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On February 28, 2024, Michael Waterman, our Chief Sales Officer, adopted a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K) (the “Waterman Plan”). The Waterman Plan contemplates the sale of up to 211,752 shares between May 29, 2024 and February 27, 2025, subject to certain volume limitations and excluding specified “No Sale” periods. The Waterman Plan is scheduled to terminate on February 27, 2025.
Other than disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended March 31, 2024.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40256	3.1	March 26, 2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40256	3.2	March 26, 2021

10.1+	Form of Performance Stock Unit Agreement pursuant to the ACV auctions Inc. 2021 Equity Incentive Plan					X

10.2+	Form of Restricted Stock Unit Agreement pursuant to the ACV Auctions Inc. 2021 Equity Incentive Plan					X

10.3	Fifth Amendment to Lease Agreement, dated as of March 20, 2024, by and between the Registrant and 640 Ellicott Street, LLC					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACV Auctions Inc.

Date: May 8, 2024	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: May 8, 2024	By:	/s/ William Zerella
William Zerella
Chief Financial Officer