Form 10-Q
period 2024-06-30
ACV Auctions Inc.
filed 2024-08-07
CIK 1637873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of July 31, 2024, there were 152,175,941 shares of the registrant's Class A common stock, and 14,410,553 shares of Class B common stock, each with a par value of $0.001, outstanding.

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
We may announce material business and financial information to our investors using our investor relations website (investors.acvauto.com). We therefore encourage investors and others interested in ACV to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission (the "SEC"), webcasts, press releases and conference calls.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Marketplace and service revenue	$144,126	$109,360	$273,940	$214,223
Customer assurance revenue	16,498	14,857	32,373	29,620
Total revenue	160,624	124,217	306,313	243,843
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	64,253	50,229	119,946	97,804
Customer assurance cost of revenue (excluding depreciation & amortization)	14,558	13,474	27,372	25,617
Operations and technology	39,694	35,303	77,763	71,048
Selling, general, and administrative	51,912	41,180	105,765	82,892
Depreciation and amortization	8,848	3,821	16,635	7,106
Total operating expenses	179,265	144,007	347,481	284,467
Loss from operations	(18,641)	(19,790)	(41,168)	(40,624)
Other income (expense):
Interest income	2,329	4,720	5,360	8,016
Interest expense	(606)	(451)	(1,141)	(766)
Total other income (expense)	1,723	4,269	4,219	7,250
Loss before income taxes	(16,918)	(15,521)	(36,949)	(33,374)
Provision for income taxes	145	61	585	408
Net loss	$(17,063)	$(15,582)	$(37,534)	$(33,782)
Weighted-average shares - basic and diluted	164,383,588	159,463,851	163,636,615	159,090,377
Net loss per share - basic and diluted	$(0.10)	$(0.10)	$(0.23)	$(0.21)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(17,063)	$(15,582)	$(37,534)	$(33,782)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	386	(972)	356	28
Foreign currency translation (loss) gain	(214)	19	(443)	263
Comprehensive loss	$(16,891)	$(16,535)	$(37,621)	$(33,491)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$214,972	$182,571
Marketable securities	57,675	228,761
Trade receivables (net of allowance of $5,507 and $2,868)	208,560	164,009
Finance receivables (net of allowance of $3,192 and $3,428)	120,936	119,034
Other current assets	11,941	12,524
Total current assets	614,084	706,899
Property and equipment (net of accumulated depreciation of $4,045 and $4,462)	7,491	4,918
Real estate held for sale	14,100	—
Goodwill	175,883	103,379
Acquired intangible assets (net of amortization of $22,662 and $17,534)	102,037	34,192
Capitalized software (net of amortization of $26,856 and $17,059)	62,985	55,771
Other assets	34,267	17,765
Total assets	$1,010,847	$922,924
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$367,873	$305,845
Accrued payroll	9,934	12,245
Accrued other liabilities	34,336	15,851
Total current liabilities	412,143	333,941
Long-term debt	110,000	115,000
Other long-term liabilities	31,087	17,455
Total liabilities	553,230	466,396
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common Stock - Class A; $0.001 par value; 2,000,000,000 shares authorized; 151,659,441 and 138,637,352 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	152	139
Common Stock - Class B; $0.001 par value; 160,000,000 shares authorized; 14,370,258 and 23,205,487 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	14	23
Additional paid-in capital	919,216	880,510
Accumulated deficit	(460,149)	(422,615)
Accumulated other comprehensive loss	(1,616)	(1,529)
Total stockholders' equity	457,617	456,528
Total liabilities and stockholders' equity	$1,010,847	$922,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Three Months Ended June 30, 2024
	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, March 31, 2024	147,307,191	$147	17,297,339	$17	$902,989	$(443,086)	$(1,788)	$458,279
Conversion of Class B common stock to Class A common stock	3,621,414	4	(3,621,414)	(4)	—	—	—	—
Net loss	—	—	—	—	—	(17,063)	—	(17,063)
Other comprehensive loss	—	—	—	—	—	—	172	172
Stock-based compensation	—	—	—	—	15,746	—	—	15,746
Exercise of common stock options	206,942	—	631,239	1	4,410	—	—	4,411
Vested restricted stock units	381,611	1	63,094	—	(5,927)	—	—	(5,926)
Issuance of shares for employee stock purchase plan	142,283	—	—	—	1,998	—	—	1,998
Balance as of June 30, 2024	151,659,441	152	14,370,258	14	919,216	(460,149)	(1,616)	$457,617

	Six Months Ended June 30, 2024
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance, December 31, 2023	138,637,352	$139	23,205,487	$23	$880,510	$(422,615)	$(1,529)	$456,528
Conversion of Class B common stock to Class A common stock	9,603,036	10	(9,603,036)	(10)	—	—	—	-
Net loss	—	—	—	—	—	(37,534)	—	(37,534)
Other comprehensive income (loss)	—	—	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	—	—	34,345	—	—	34,345
Issuance of shares for acquisitions	1,413,075	1	—	—	8,555	—	—	8,556
Exercise of common stock options	925,981	1	631,239	1	6,811	—	—	6,813
Vested restricted stock units	937,714	1	136,568	—	(13,003)	—	—	(13,002)
Issuance of shares for employee stock purchase plan	142,283	—	—	—	1,998	—	—	1,998
Balance as of June 30, 2024	151,659,441	$152	14,370,258	$14	$919,216	$(460,149)	$(1,616)	$457,617
=

	Three Months Ended June 30, 2023
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of March 31, 2023	128,854,443	$129	30,275,430	$30	$848,832	$(365,554)	$(2,531)	$480,906
Conversion of Class B common stock to Class A common stock	4,752,818	4	(4,752,818)	(4)	—	—	—	—
Net loss	—	—	—	—	—	(15,582)	—	(15,582)
Other comprehensive income (loss)	—	—	—	—	—	—	(953)	(953)
Stock-based compensation	—	—	—	—	11,605	—	—	11,605
Exercise of common stock options	655,392	1	—	—	1,876	—	—	1,877
Vested restricted stock units	278,711	1	88,031	—	(3,015)	—	—	(3,014)
Issuance of shares for employee stock purchase plan	175,927	—	—	—	1,330	—	—	1,330
Balance as of June 30, 2023	134,717,291	$135	25,610,643	$26	$860,628	$(381,136)	$(3,484)	$476,169

	Six Months Ended June 30, 2023
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance, December 31, 2022	121,214,275	$121	37,241,952	$37	$836,695	$(347,354)	$(3,775)	$485,724
Conversion of Class B common stock to Class A common stock	11,794,939	11	(11,794,939)	(11)	—	—	—	—
Net loss	—	—	—	—	—	(33,782)	—	(33,782)
Other comprehensive income (loss)	—	—	—	—	—	—	291	291
Stock-based compensation	—	—	—	—	26,464	—	—	26,464
Exercise of common stock options	836,676	1	—	—	2,774	—	—	2,775
Vested restricted stock units	695,474	1	163,630	-	(6,635)	—	—	(6,634)
Issuance of shares for employee stock purchase plan	175,927	1	—	—	1,330	—	—	1,331
Balance as of June 30, 2023	134,717,291	$135	25,610,643	$26	$860,628	$(381,136)	$(3,484)	$476,169
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(37,534)	$(33,782)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,682	7,320
Stock-based compensation expense, net of amounts capitalized	29,794	23,407
Provision for bad debt	5,055	5,807
Other non-cash, net	119	(575)
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(19,158)	27,102
Other operating assets	3,036	1,622
Accounts payable	37,641	(9,075)
Other operating liabilities	11,856	1,530
Net cash provided by (used in) operating activities	47,491	23,356
Cash Flows from Investing Activities
Net increase in finance receivables	(1,851)	(22,265)
Purchases of property and equipment	(2,872)	(880)
Capitalization of software costs	(14,855)	(12,826)
Purchases of marketable securities	(21,607)	(88,058)
Maturities and redemptions of marketable securities	69,699	74,490
Sales of marketable securities	122,698	2,402
Acquisition of businesses (net of cash acquired)	(155,209)	(12,000)
Net cash provided by (used in) investing activities	(3,997)	(59,137)
Cash Flows from Financing Activities
Proceeds from long term debt	340,000	200,000
Payments towards long term debt	(345,000)	(170,500)
Payment of debt issuance costs	(1,702)	—
Proceeds from exercise of stock options	6,812	2,774
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(13,110)	(6,635)
Proceeds from employee stock purchase plan	1,998	1,330
Other financing activities	(23)	—
Net cash provided by (used in) financing activities	(11,025)	26,969
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(68)	7
Net increase (decrease) in cash, cash equivalents, and restricted cash	32,401	(8,805)
Cash, cash equivalents, and restricted cash, beginning of period	182,571	280,752
Cash, cash equivalents, and restricted cash, end of period	$214,972	$271,947
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$2,254	$1,483
Purchase of property and equipment and internal use software in accounts payable	$1,177	$1,880
The accompanying notes are an integral part of these condensed consolidated financial statements

ACV AUCTIONS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business – The Company operates in one industry segment, providing a wholesale auction marketplace (the “Marketplace”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC ("ACV Capital"). ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. All services are provided in the United States and certain data services are also provided internationally. Services are supported by the Company’s operations which are primarily in North America and India.
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
Seasonality – The volume of vehicles sold through the Marketplace generally fluctuates from quarter to quarter. This seasonality is caused by several factors, including holidays, weather, the seasonality of the retail market for used vehicles and the timing of federal tax returns, which affects the demand side of the automotive industry. As a result, revenue and operating expenses related to volume fluctuate accordingly on a quarterly basis. In the fourth quarter, we typically experience lower used vehicle volume on our Marketplace as well as additional costs associated with the holidays. Seasonally depressed used vehicle volume on our Marketplace typically continues during the winter months through the beginning of the first quarter. Typical seasonality trends may not be observed in periods where other external factors more significantly impact the industry.

2.    Financial Instruments
The following is a summary of available-for-sale financial instruments, as of June 30, 2024 and December 31, 2023, respectively (in thousands):

	June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$53,407	$—	$(334)	$53,073
U.S. treasury and agency securities	4,641	—	(39)	4,602
Total Marketable securities	$58,048	$—	$(373)	$57,675
(1)Comprised primarily of corporate bonds

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash equivalents:
Corporate securities (1)	$1,213	$—	$(1)	$1,212
Total cash equivalents	1,213	—	(1)	1,212
Marketable securities:
Corporate securities (1)	$199,084	$115	$(819)	$198,380
U.S. treasury and agency securities	30,404	25	(48)	30,381
Total Marketable securities	$229,488	$140	$(867)	$228,761
(1)Comprised primarily of corporate bonds and commercial paper
As of June 30, 2024, the fair values of available-for-sale financial instruments, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$51,057
Due in one to five years	6,618
Total	$57,675
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$10,931	$—	$—	$10,931
Marketable Securities:
Corporate securities	—	53,073	—	53,073
U.S. treasury and agency securities	497	4,105	—	4,602
Total financial assets	$11,428	$57,178	$—	$68,606

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,433	$—	$—	$22,433
Corporate securities	—	1,212	—	1,212
Marketable Securities:
Corporate securities	—	198,380	—	198,380
U.S. treasury and agency securities	20,064	10,317	—	30,381
Total financial assets	$42,497	$209,909	$—	$252,406
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

Changes in the allowance for doubtful trade receivables for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$3,931	$4,371	$2,868	$4,860
Provision for bad debt	2,045	2,251	2,777	3,279
Net write-offs
Write-offs	(855)	(4,225)	(1,117)	(8,188)
Recoveries	386	1,232	979	3,678
Net (write-offs) recoveries	(469)	(2,993)	(138)	(4,510)
Ending balance	$5,507	$3,629	$5,507	$3,629
Changes in the allowance for doubtful finance receivables for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$3,728	$2,256	$3,428	$2,275
Provision for bad debt	916	1,380	2,278	2,528
Net write-offs
Write-offs	(1,615)	(771)	(2,810)	(2,152)
Recoveries	163	183	296	397
Net (write-offs) recoveries	(1,452)	(588)	(2,514)	(1,755)
Ending balance	$3,192	$3,048	$3,192	$3,048
5.    Guarantees, Commitments and Contingencies
The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.
Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $179.6 million and $142.8 million at June 30, 2024 and December 31, 2023, respectively. The carrying amount of the liability presented in Accrued other liabilities was $1.3 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively.
The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.7 million and $1.8 million at June 30, 2024 and December 31, 2023, respectively.
Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at June 30, 2024 and December 31, 2023.

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
6.    Borrowings
2021 Revolver
On August 24, 2021, ACV Auctions Inc. entered into a revolving credit facility (the “2021 Revolver”). The 2021 Revolver was established to provide general financing to the Company. The 2021 Revolver is secured by substantially all of the Company's assets except for ACV Capital receivables. The maximum borrowing principal amount of the 2021 Revolver is $160.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time.
On June 1, 2023, the Company entered into Amendment No. 1 (the "First Amendment"), which modified the rate to which interest payments are indexed to the Secured Overnight Financing Rate, or SOFR. The interest rate applicable to the 2021 Revolver is, at our option, either (a) SOFR (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) (subject to a 0.00% SOFR floor), plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c)(i) 1.00% plus (ii) the adjusted SOFR rate for a one-month interest period. The First Amendment maintains a maximum borrowing principal amount of $160.0 million.
On June 20, 2024, the Company entered into Amendment No. 2 (the "Second Amendment") to permit the Company, ACV Capital and ACV Capital Funding II LLC ("ACV Funding"), a wholly owned, bankruptcy-remote, special-purpose subsidiary of ACV Capital, to enter into the transactions contemplated by the Warehouse Facility.
Refer to Note 9 contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details and key terms regarding the 2021 Revolver.
As of June 30, 2024 and December 31, 2023, outstanding borrowings under the 2021 Revolver were $110.0 million and $115.0 million, respectively, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.1 million and $2.1 million, respectively decreasing the availability under the 2021 Revolver by a corresponding amount. As of June 30, 2024, the interest rate on the outstanding borrowing was 10.25%.
Warehouse Facility
On June 20, 2024, ACV Funding entered into a revolving credit and security agreement, providing for a revolving warehouse facility (the "Warehouse Facility") with a maximum principal amount of $125.0 million. The Warehouse Facility was established to provide liquidity to fund new originations of auto floorplan loans by ACV Capital. The facility is secured by all assets of ACV Funding, including the auto floorplan loans owned by it. The revolving feature on the facility ends on June 20, 2026. The facility matures twelve months later, unless sooner terminated or extended in accordance with its terms.
Advances under the Warehouse Facility funded by asset-backed commercial paper conduit through the issuance of commercial paper notes will bear interest generally at a rate equivalent to the weighted average annual rate of all commercial paper notes issued by the commercial paper conduit to fund its advances, plus a margin of 3.00%. Advances funded by lenders that are not commercial paper conduits, or by commercial paper conduits funded through means other than the issuance of commercial paper notes, will bear interest generally at a rate equal to (i) Term SOFR for a period of one-month (subject to a 0.00% floor), plus 0.11448% or, in certain circumstances, the Alternate Base Rate, plus (ii) a margin of 3.00%. The Alternate Base Rate is the highest of (a) the prime rate quoted in the Wall Street Journal, (b) the NYFRB rate plus 0.50% and (c)(i) 1.00% plus (ii) the Term SOFR rate for a one-month interest period. The interest rate may be increased under certain circumstances, including upon the occurrence of an early amortization event or event of default under the warehouse documentation. ACV Funding must also pay upfront any unused fees in connection with the facility. As of June 30, 2024 there were no borrowings under the Warehouse Facility.
As of June 30, 2024, the Company was in compliance with all of its financial covenants and non-financial covenants.

7.    Leases
The Company leases office space under operating leases expiring at various dates through 2038. For the three and six months ended June 30, 2024, the Company incurred operating lease costs of $1.6 million and $2.9 million, respectively. For the three and six months ended June 30, 2023, the Company incurred operating lease costs of $0.3 million and $0.8 million, respectively. For operating leases, the weighted-average remaining term is 9.5 years and 7.3 years with a weighted-average discount rate of 10% and 5% for the periods ended June 30, 2024 and December 31, 2023, respectively.
Maturities of lease liabilities as of June 30, 2024 were as follows (in thousands):

2024 (remaining)	$3,175
2025	6,050
2026	5,781
2027	5,476
2028	5,229
Thereafter	22,104
Total lease payments	47,815
Less imputed interest	(16,471)
Total	$31,344
The following amounts relate to operating leases that were recorded on the Company's Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right of use assets:
Other assets	$31,570	$16,858
Operating lease liabilities:
Accrued other liabilities	3,235	1,647
Other long-term liabilities	28,109	15,034
The Company recorded right of use assets in exchange for new lease liabilities of $0.2 million and $14.2 million during the three and six months ended June 30, 2024, respectively. The Company recorded right of use assets in exchange for new lease liabilities of $5.8 million and $5.8 million during the three and six months ended June 30, 2023, respectively.
8.    Revenue
The following table summarizes the primary components of revenue; this level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Auction marketplace revenue	$75,433	$54,519	$142,762	$108,521
Other marketplace revenue	60,354	46,548	114,923	89,239
Data services revenue	8,339	8,293	16,255	16,463
Marketplace and service revenue	$144,126	$109,360	$273,940	$214,223
Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $5.5 million and $4.2 million of contract liabilities included in Accrued other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively. Revenue recognized for the three months ended June 30, 2024 from amounts included in deferred revenue as of March 31, 2024, was $5.4 million. Revenue recognized for the six months ended June 30, 2024 from amounts included in deferred revenue as of December 31, 2023 was $4.2 million. All the remaining performance obligations for contracts are expected to be recognized within one year.

9.    Stock-Based Compensation
Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details regarding our equity plans.
The following table summarizes the stock option activity for the six months ended June 30, 2024 (in thousands, except for share and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2023	6,296,350	$2.49	$79,728	4.83
Exercised	(1,557,220)	4.37
Forfeited	(2,961)	5.64
Expired	(7,428)	4.76
Outstanding, June 30, 2024	4,728,741	$1.86	$77,502	3.93
Exercisable, June 30, 2024	4,566,970	$1.71	$75,556	3.84
The following table summarizes the restricted stock unit and performance share unit activity for the six months ended June 30, 2024 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2023	7,237,920	$14.37
Granted	4,665,887	$17.41
Vested	(1,835,931)	$14.68
Forfeited	(266,107)	$14.36
Outstanding, June 30, 2024	9,801,769	$15.74
As of June 30, 2024, there was approximately $139.5 million of compensation expense related to the unvested portion of common stock options, restricted stock units, and performance share units that will be recorded as compensation expense over a weighted-average period of 2.7 years.
During the first quarter of 2024, the Company entered into two contingently returnable share agreements (the "2024 Agreements") for certain compensatory share-based service awards. The 2024 Agreements authorized 773,099 shares of common stock to be issued. Shares will be released and distributed to the employee award recipients with the final vesting date during the first quarter of 2028. At June 30, 2024, there was approximately $10.1 million of compensation expense related to the unvested portion of the contingently returnable shares that will be recorded over 3.6 years.
During the second quarter of 2024, the Company's Board of Directors approved long-term incentive awards to certain of the Company's executive officers which comprised performance share units (“PSUs”), which may only be settled in shares of the Company’s Class A Common Stock. The PSUs are subject to both service-based vesting conditions and a requirement that the average closing price of the Company’s Class A Common Stock, as measured over a period of 30 trading days commencing at the grant date and ending July 1, 2027, equal or exceed a designated level (the “Stock Price Condition”). The PSUs will vest in one-third installments on each of July 1, 2025, 2026 and 2027, provided that the Stock Price Condition has been satisfied prior to the relevant date. If the Stock Price Condition has not yet been satisfied prior to the relevant date, then the PSUs that otherwise would have vested on such date will remain unvested unless and until the Stock Price Condition has been satisfied. If the Stock Price Condition has not been satisfied by July 1, 2027, then the PSUs will be forfeited on that date. In each circumstance, vesting is subject to the executive’s continued service with the Company until the time of vesting.

10.    Income Taxes
The Company had an effective tax rate of approximately (1)% and 0% for the three months ended June 30, 2024 and 2023, and (2)% and (1)% for the six months ended June 30, 2024 and 2023, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits, and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
11.    Net Income (Loss) Per Share
The numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's common stock are calculated as follows for the three and six months ended June 30, 2024 and 2023 (in thousands, except share data):

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(15,343)	$(1,720)	$(12,798)	$(2,784)	$(33,121)	$(4,413)	$(27,233)	$(6,549)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	147,810,964	16,572,624	130,969,040	28,494,811	144,395,417	19,241,198	128,249,720	30,840,657
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.10)	$(0.10)	$(0.10)	$(0.23)	$(0.23)	$(0.21)	$(0.21)
The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Unvested RSUs and other awards	2,085,042	2,276,673	2,063,970	1,803,979
Stock options	4,542,980	5,564,549	4,694,170	5,470,883
12.    Acquisitions

The Company completed four business acquisitions during the six months ended June 30, 2024. These acquisitions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company's results of operations from the respective acquisition dates. Purchase price allocations related to these acquisitions are subject to adjustments as they are finalized over the 12-month measurement period from the respective acquisition date. Goodwill acquired in connection with these acquisitions will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

June 2024 Acquisition
On June 17, 2024, the Company completed its acquisition of all of the ownership interest of a business (the "June 2024 acquisition") for estimated cash consideration of $51.6 million, which included $5.0 million of acquired cash and $14.1 million of acquired real estate. The aggregate purchase price was preliminarily allocated to $11.7 million of goodwill, $18.7 million of intangibles, and $21.1 million of net assets assumed. The Company completed a sale of the real estate to a third party on August 6, 2024. The business acquired in the June 2024 acquisition offers wholesale and commercial car auction and reconditioning services and enabled the Company to expand its range of offerings to dealers and commercial partners.

March 13, 2024 Acquisition

On March 13, 2024, the Company completed its acquisition of all of the ownership interests of a business (the "March 13, 2024 acquisition") for estimated cash consideration of $19.1 million. The aggregate purchase price was preliminarily allocated to $14.4 million of goodwill, $5.5 million of intangible assets, and $0.7 million of net liabilities assumed. The business acquired in the March 13, 2024 acquisition offers wholesale car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners.
March 8, 2024 Acquisition
On March 8, 2024, the Company completed its acquisition of all of the ownership interests of a business (“the March 8, 2024 acquisition”) for estimated cash consideration of $26.7 million. The aggregate purchase price was preliminarily allocated to $6.7 million of goodwill, $16.3 million of intangible assets, and $3.7 million of net assets assumed. The business acquired in the March 8, 2024 acquisition offers wholesale and commercial car auction and reconditioning services and enabled the Company to expand its range of offerings to dealers and commercial partners.
Alliance Auto Auctions
On January 30, 2024, the Company completed its acquisition of all of the ownership interests of Alliance Auto Auctions for estimated cash consideration of $66.9 million and 639,976 common shares of the Company's Class A common stock. The fair value of the consideration shares of $8.6 million was determined based upon the closing market price of the Company's Class A common shares on January 30, 2024.
The aggregate purchase price for the Alliance Auto Auctions acquisition was preliminarily allocated to the assets and liabilities assumed as follows (in thousands):

Assets Acquired
Cash and cash equivalents	$2,467
Trade receivables	14,926
Finance receivables	—
Other current assets	768
Property & equipment	892
Goodwill	40,391
Acquired intangible assets	32,700
Other assets	8,305
Total assets acquired	$100,449
Liabilities Assumed
Accounts payable	$15,040
Accrued payroll	400
Accrued other liabilities	2,132
Deferred revenue	64
Other long-term liabilities	7,362
Total liabilities assumed	24,998
Net assets acquired	$75,451

Alliance Auto Auctions offers wholesale car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners.
April 2023 Acquisition
On April 24, 2023, the Company completed its acquisition of all of the ownership interests of a business (“the April 2023 acquisition”) for total cash consideration of $12.5 million. The aggregate purchase price was allocated to

$5.3 million of goodwill, $6.0 million of intangible assets, and $1.2 million of net assets assumed. The business acquired in the April 2023 acquisition offers wholesale and commercial car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners. Goodwill acquired in connection with this acquisition is deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Marketplace Units	186,526		153,148		361,157		304,711
Marketplace GMV	$2.4	billion	$2.5	billion	$4.7	billion	$4.9	billion
Adjusted EBITDA	$7.1	million	$(3.5)	million	$11.3	million	$(9.2)	million
Marketplace Units
Marketplace Units is a key indicator of our potential for growth in Marketplace GMV and revenue. It demonstrates the overall engagement of our customers and our market share of wholesale transactions in the United States. We define Marketplace Units as the number of vehicles transacted within the applicable period. Marketplace Units transacted includes any vehicle that successfully reaches sold status, even if the auction is subsequently unwound, meaning the buyer or seller does not complete the transaction. These instances were immaterial in the periods presented. Marketplace Units exclude vehicles that were inspected by ACV, but not sold. Marketplace Units have generally increased as we have expanded our territory coverage, added new Marketplace Buyers and Marketplace Sellers and increased our share of wholesale transactions from existing customers. Because we only earn auction and ancillary fees in the case of a successful auction, Marketplace Units will remain a critical driver of our revenue growth.
Marketplace GMV
Marketplace GMV is primarily driven by the volume and dollar value of Marketplace Unit transactions. We believe that Marketplace GMV acts as an indicator of our success, signaling satisfaction of dealers and buyers, and the health, scale, and growth of our business. We define Marketplace GMV as the total dollar value of vehicles transacted within the applicable period, excluding any auction and ancillary fees. Because our definition of Marketplace Units does not include vehicles inspected but not sold, and because the value of the vehicle sold is not recognized as revenue, GMV does not represent revenue earned by us. We expect that Marketplace GMV will continue to grow as Marketplace Units grow, though at a varying rate within a given applicable period, as Marketplace GMV is also impacted by the value of each vehicle transacted. In periods of declining used vehicle values, Marketplace GMV may decline even while Marketplace Units increase.
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$144,126	90%	$109,360	88%
Customer assurance revenue	16,498	10%	14,857	12%
Total revenue	160,624	100%	124,217	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	64,253	40%	50,229	40%
Customer assurance cost of revenue (excluding depreciation & amortization)	14,558	9%	13,474	11%
Operations and technology (1)	39,694	25%	35,303	28%
Selling, general, and administrative (1) (3) (5) (6)	51,912	32%	41,180	33%
Depreciation and amortization (2) (4)	8,848	6%	3,821	3%
Total operating expenses	179,265		144,007
Income (loss) from operations	(18,641)		(19,790)
Other Income (expense):
Interest income	2,329		4,720
Interest expense	(606)		(451)
Total other income (expense)	1,723		4,269
Income (loss) before income taxes	(16,918)		(15,521)
Provision for income taxes	145		61
Net loss	$(17,063)		$(15,582)

	Six months ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$273,940	89%	$214,223	88%
Customer assurance revenue	32,373	11%	29,620	12%
Total revenue	306,313	100%	243,843	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	119,946	39%	97,804	40%
Customer assurance cost of revenue (excluding depreciation & amortization)	27,372	9%	25,617	11%
Operations and technology (1) (6)	77,763	25%	71,048	29%
Selling, general, and administrative (1) (3) (5) (6)	105,765	35%	82,892	34%
Depreciation and amortization (2) (4)	16,635	5%	7,106	3%
Total operating expenses	347,481		284,467
Income (loss) from operations	(41,168)		(40,624)
Other Income (expense):
Interest income	5,360		8,016
Interest expense	(1,141)		(766)
Total other income (expense)	4,219		7,250
Income (loss) before income taxes	(36,949)		(33,374)
Provision for income taxes	585		408
Net income (loss)	$(37,534)		$(33,782)

(1) Includes stock-based compensation expense as follows:	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$206	$199	$456	$402
Operations and technology	3,813	2,317	7,250	4,726
Selling, general, and administrative	10,946	9,386	22,088	18,279
Stock-based compensation expense	$14,965	$11,902	$29,794	$23,407

(2) Includes acquired intangible asset amortization as follows:	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Depreciation and amortization	$3,013	$1,268	$5,226	$2,440

(3) Includes litigation-related costs as follows:	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Selling, general, and administrative	$—	$—	$1,553	$—

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Depreciation and amortization	$980	$248	$1,908	$525

(5) Includes acquisition-related costs as follows:	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Selling, general, and administrative	$1,187	$317	$3,306	$523

(6) Includes other adjustments as follows:	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Selling, general, and administrative	$145	$—	189	—
Comparison of the three months ended June 30, 2024 and 2023
Revenue
Marketplace and Service Revenue

	Three months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Marketplace and service revenue	$144,126	$109,360	$34,766	32%
The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers and an increase in revenue earned from the financing of vehicles sold on our marketplace. Revenue increases in the current quarter were primarily volume-driven. Additionally, buyer fee rates were higher for the three months ended June 30, 2024 compared to the prior year period. For the three months ended June 30, 2024 compared to the three months ended June 30, 2023, auction marketplace revenue increased to $75.4 million from $54.6 million and other marketplace revenue increased to $60.4 million from $46.5 million. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported.
Customer Assurance Revenue

	Three months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Customer assurance revenue	$16,498	$14,857	$1,641	11%
The customer assurance revenue increase was mainly driven by an increase in Go Green assurance revenue, which was driven by an increase in units where customers elected the Go Green offering and an increase in the fair value per unit sold where customers elected the Go Green offering year over year. For the three months ended June 30, 2024, Go Green assurance revenue increased to $14.6 million from $13.3 million in the three months ended June 30, 2023. Other assurance revenue increased to $1.9 million for the three months ended June 30, 2024 from $1.5 million for the three months ended June 30, 2023.
Operating Expenses
Marketplace and Service Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$64,253	$50,229	$14,024	28%
Percentage of revenue	40%	40%
The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace revenue. For the three months ended June 30, 2024 compared to the three months ended June 30, 2023, total cost attributed to generating auction marketplace revenue increased to $14.2 million from $9.0 million. The increase in auction marketplace cost of revenue is due to increased units sold through our marketplace and costs associated with our acquired remarketing centers' delivery of auction marketplace revenue. Other marketplace cost of revenues increased to $44.9 million for the three months ended June 30, 2024, compared to $35.5 million for the three months ended June 30, 2023, primarily due to an increase in the units transported to buyers from sellers. Marketplace and service costs of revenues as a percentage of revenue remained consistent during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Customer Assurance Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$14,558	$13,474	$1,084	8%
Percentage of revenue	9%	11%
The increase primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by an increase in arbitration cost per unit sold where customers elected the Go Green offering and an increase in the number of completed auctions where customers elected the Go Green offering. For the three months ended June 30, 2024, Go Green assurance cost of revenue increased to $13.2 million from $12.0 million in the three months ended June 30, 2023. Other assurance cost of revenue decreased to $1.4 million from $1.5 million during the three months ended June 30, 2024 and 2023. Customer assurance cost of revenue as a percentage of revenue decreased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as we continued to manage arbitration costs and grow revenue.
Operations and Technology Expenses

	Three months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Operations and technology	$39,694	$35,303	$4,391	12%
Percentage of revenue	25%	28%
The increase is primarily due to higher personnel-related costs. For the three months ended June 30, 2024 compared to the three months ended June 30, 2023, personnel-related costs increased to $33.8 million from $29.4 million as a result of increased headcount and stock-based compensation in 2024. Software and technology costs decreased to $3.8 million from $4.2 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Other expenses increased to $2.1 million from $1.7 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Operations and technology expense as a percentage of revenue decreased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as we continued our efforts to effectively manage costs while growing revenue.
Selling, General, and Administrative Expenses

	Three months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Selling, general, and administrative	$51,912	$41,180	$10,732	26%
Percentage of revenue	32%	33%
The increase is primarily due to higher personnel-related costs. For the three months ended June 30, 2024 compared to the three months ended June 30, 2023, personnel-related costs increased to $42.2 million from $34.3 million, primarily as a result of headcount increases and increased stock-based compensation in 2024. Non-personnel expenses increased to $9.7 million from $6.9 million in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily as a result of increased investment in our business to support our growth. Selling, general, and administrative expenses decreased as a percentage of revenue during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 as we continued our efforts to effectively manage costs while growing revenue.
Depreciation and Amortization

	Three months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Depreciation and amortization	$8,848	$3,821	$5,027	132%
Percentage of revenue	6%	3%
The increase is primarily due to an increase of $3.4 million in amortization of internal-use software costs along with an increase of $1.7 million in amortization related to acquired intangible assets. The increase in depreciation and amortization as a percentage of revenue is primarily due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense.
Interest Income

	Three months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Interest income	$2,329	$4,720	$(2,391)	(51)%
The decrease was primarily driven by a lower balance in our marketable securities portfolio during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Marketable securities were sold during the six months ended June 30, 2024 and the related proceeds were used to complete acquisitions.
Interest Expense

	Three months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Interest expense	$(606)	$(451)	$(155)	34%
The increase was primarily driven by an increase in borrowings and interest rates on the borrowings during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Provision for Income Taxes

	Three months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Provision for income taxes	$145	$61	$84	138%
Our effective tax rate was approximately (1% )and 0% for the three months ended June 30, 2024 and 2023, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
Comparison of the six months ended June 30, 2024 and 2023
Revenue
Marketplace and Service Revenue

	Six months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Marketplace and service revenue	$273,940	$214,223	$59,717	28%
The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers and other service revenue. Revenue increases in the current quarter were primarily volume-driven. Additionally, buyer fee rates were higher for the six months ended June 30, 2024 compared to the prior year period. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, auction marketplace revenue increased to $142.8 million from $108.5 million and other marketplace revenue increased to $114.9 million from $89.2 million. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported.
Customer Assurance Revenue

	Six months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Customer assurance revenue	$32,373	$29,620	$2,753	9%
The customer assurance revenue increase was primarily driven by an increase in Go Green assurance revenue. For the six months ended June 30, 2024, Go Green assurance revenue increased to $28.8 million from $26.5 million in the six months ended June 30, 2023 driven by an increase in units that elected the Go Green offering and an increase in the fair value per unit sold that elected the Go Green offering year over year. Other assurance revenue increased to $3.5 million for the six months ended June 30, 2024 from $3.2 million for the six months ended June 30, 2023.
Operating Expenses
Marketplace and Service Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$119,946	$97,804	$22,142	23%
Percentage of revenue	39%	40%
The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace cost of revenue. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, total cost attributed to generating auction marketplace revenue increased to $23.9 million from $17.4 million. The increase in auction marketplace cost of revenue is primarily due to increased units sold through our marketplace and costs associated with our acquired remarketing centers' delivery of auction marketplace revenue. Other marketplace cost of revenues increased to $85.7 million for the six months ended June 30, 2024, compared to $69.0 million for the six months ended June 30, 2023, primarily due to an increase in the units transported to buyers from sellers. Marketplace and services costs of revenues as a percentage of revenue decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as we continued to grow revenue and scale our business.
Customer Assurance Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$27,372	$25,617	$1,755	7%
Percentage of revenue	9%	11%
The increase primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by an increase in arbitration cost per unit sold where customers elected the Go Green offering and an increase in the number of completed auctions where customers elected the Go Green offering, For the six months ended June 30, 2024, Go Green assurance cost of revenue increased to $24.9 million from $23.1 million in the six months ended June 30, 2023. Other assurance cost of revenue decreased to $2.5 million during the six months ended June 30, 2024 from $2.6 million during the six months ended June 30, 2023. Customer assurance cost of revenues as a percentage of revenue decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as we continued to manage arbitration costs and grow revenue.

Operations and Technology Expenses

	Six months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Operations and technology	$77,763	$71,048	$6,715	9%
Percentage of revenue	25%	29%
The increase primarily consisted of higher personnel expenses and related charges. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, personnel-related costs increased to $66.0 million from $60.1 million as a result of increased headcount and stock-based compensation in 2024. Software and technology expenses decreased to $7.8 million from $7.9 million. Other expenses increased to $3.9 million from $3.1 million in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Operations and technology expense as a percentage of revenue decreased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 as we continued our efforts to effectively manage costs while growing revenue.
Selling, General, and Administrative Expenses

	Six months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Selling, general, and administrative	$105,765	$82,892	$22,873	28%
Percentage of revenue	35%	34%
The increase primarily consisted of higher personnel-related costs. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, personnel-related costs increased to $85.1 million from $69.5 million, primarily as a result of headcount increases and increased stock-based compensation in 2024. Non-personnel expenses increased to $20.7 million in the six months ended June 30, 2024 from $13.4 million in the six months ended June 30, 2023 as a result of increased investment in our operations to support our growth. Selling, general, and administrative expenses as a percentage of revenue remained consistent during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Depreciation and Amortization

	Six months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Depreciation and amortization	$16,635	$7,106	$9,529	134%
Percentage of revenue	5%	3%
The increase is primarily due to an increase of $6.8 million in amortization of internal-use software costs along with an increase of $2.8 million in amortization related to acquired intangible assets.. The increase in depreciation and amortization as a percentage of revenue is primarily due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense.
Interest Income

	Six months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Interest income	$5,360	$8,016	$(2,656)	(33)%

The decrease was primarily driven by a lower balance in our marketable securities portfolio during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Marketable securities were sold during the period, and the related proceeds were used to complete acquisitions.
Interest Expense

	Six months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Interest expense	$(1,141)	$(766)	$(375)	49%
The increase was primarily driven by an increase in borrowings and interest rates on the borrowings during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Provision for Income Taxes

	Six months ended June 30,		$ Change	% Change
	2024	2023
	(in thousands)
Provision for income taxes	$585	$408	$177	43%
Our effective tax rate was approximately (2%) and (1%) for the six months ended June 30, 2024 and 2023, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(17,063)	$(15,582)	$(37,534)	$(33,782)
Depreciation and amortization	8,880	3,928	16,682	7,320
Stock-based compensation	14,965	11,902	29,794	23,407
Interest (income) expense	(1,723)	(4,269)	(4,219)	(7,250)
Provision for income taxes	145	61	585	408
Acquisition-related costs	1,187	317	3,306	523
Litigation-related costs (1)	—	—	1,553	—
Other	687	121	1,180	218
Adjusted EBITDA	$7,078	$(3,522)	$11,347	$(9,156)

(1) Litigation-related costs are related to an anti-competition case which we do not consider to be representative of our underlying operating performance
Non-GAAP Net income (loss)
We report our financial results in accordance with GAAP. However, management believes that Non-GAAP Net income (loss), a financial measure that is not presented in accordance with GAAP, provides investors with additional useful information to measure operating performance and current and future liquidity when taken together with our financial results presented in accordance with GAAP. By providing this information, we believe management and the users of the financial statements are better able to understand the financial results of what we consider to be our continuing operations.
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

The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(17,063)	$(15,582)	$(37,534)	$(33,782)
Stock-based compensation	14,965	11,902	29,794	23,407
Amortization of acquired intangible assets	3,013	1,268	5,226	2,440
Amortization of capitalized stock based compensation	980	248	1,908	525
Acquisition-related costs	1,187	317	3,306	523
Litigation-related costs (1)	—	—	1,553	—
Other	145	—	189	—
Non-GAAP Net income (loss)	$3,227	$(1,847)	$4,442	$(6,887)

(1) Litigation-related costs are related to an anti-competition case which we do not consider to be representative of our underlying operating performance
Liquidity and Capital Resources
We have financed operations since our inception primarily through our marketplace revenue, proceeds from sales of equity securities, and debt facilities.
As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $215.0 million, and investments in marketable securities totaling $57.7 million. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.
As of June 30, 2024, our principal commitments primarily consist of long-term debt and leases for facilities. We have $3.3 million of lease obligations due within a year, and an additional $28.1 million of lease obligations due at various dates through 2038. Refer to Note 7, Leases, of our condensed consolidated financial statements.
In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of June 30, 2024 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.
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

Our Debt Arrangements
2021 Revolver
We entered into a revolving credit facility with JP Morgan Chase Bank, N.A., or the 2021 Revolver, on August 24, 2021. On June 1, 2023, we entered into an Amendment on the 2021 Revolver which modified the rate at which interest payments are indexed from LIBOR to Secured Overnight Financing Rate ("SOFR"). On June 20, 2024, we entered into a Second Amendment on the 2021 Revolver, pursuant to which we, ACV Capital and ACV Capital Funding II LLC ("ACV Funding"), a wholly owned, bankruptcy-remote, special-purpose subsidiary of ACV Capital, were permitted to enter into the transactions contemplated by the Warehouse Facility.
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
Warehouse Facility
On June 20, 2024, we entered into a revolving credit and security agreement, providing for a revolving warehouse facility (the "Warehouse Facility") with a maximum principal amount of $125.0 million.The revolving feature on the facility ends on June 20, 2026 and the facility matures twelve months later, unless sooner terminated or extended in accordance with its terms. The revolving credit facility was established to provide liquidity to fund new originations of auto floorplan loans by ACV Capital. The facility is secured by all assets of ACV Funding, including the auto floorplan loans owned by it.
Advances under the Warehouse Facility funded by asset-backed commercial paper conduit through the issuance of commercial paper notes will bear interest generally at a rate equivalent to the weighted average annual rate of all commercial paper notes issued by the commercial paper conduit to fund its advances, plus a margin of 3.00%. Advances funded by lenders that are not commercial paper conduits, or by commercial paper conduits funded through means other than the issuance of commercial paper notes, will bear interest generally at a rate equal to (i) Term SOFR for a period of one-month (subject to a 0.00% floor), plus 0.11448% or, in certain circumstances, the Alternate Base Rate, plus (ii) a margin of 3.00%. The Alternate Base Rate is the highest of (a) the prime rate quoted in the Wall Street Journal, (b) the NYFRB rate plus 0.50% and (c)(i) 1.00% plus (ii) the Term SOFR rate for a one-month interest period. The interest rate may be increased under certain circumstances, including upon the occurrence of an early amortization event or event of default under the warehouse documentation. ACV Funding must also pay upfront any unused fees in connection with the facility. As of June 30, 2024 there were no borrowings under the Warehouse Facility.
We were in compliance with all such applicable covenants as of June 30, 2024, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q. As of June 30, 2024, $110.0 million was drawn under the 2021 Revolver, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.1 million.

Cash Flows from Operating, Investing, and Financing Activities
The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$47,491	$23,356
Net cash provided by (used in) investing activities	(3,997)	(59,137)
Net cash provided by (used in) financing activities	(11,025)	26,969
Effect of exchange rate changes	(68)	7
Net increase (decrease) in cash and equivalents	$32,401	$(8,805)
Operating Activities
Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses.
In the six months ended June 30, 2024 and 2023, net cash provided by operating activities was $47.5 million and $23.4 million, respectively. Net cash provided by operating activities during the six months ended June 30, 2024 consisted primarily of an increase in accounts payable to sellers offset by an increase in accounts receivable from buyers. In the six months ended June 30, 2023 net cash provided by operating activities consisted primarily of a decrease in accounts receivable from buyers offset by a decrease in accounts payable to sellers. This increase in operating cash flows is due to the timing of collections and disbursements of funds related to auctions completed near period end.
Investing Activities
In the six months ended June 30, 2024 and 2023, net cash used in investing activities was $(4.0) million and $(59.1) million, respectively. Net cash used in investing activities during the six months ended June 30, 2024 was primarily related to business acquisitions along with capitalized software development partially offset by the sales/maturities of a portion of our marketable securities portfolio to support our business acquisition transactions. Net cash used in investing activities during the six months ended June 30, 2023 was primarily due to the growth of our finance receivables portfolio, capitalized software development, and business acquisitions.
The decrease in net cash used in investing activities during the six months ended June 30, 2024 relative to the six months ended June 30, 2023 was primarily driven by increased cash outflows for business acquisitions which was more than offset by greater cash inflows from maturities and sales of marketable securities.
Financing Activities
In the six months ended June 30, 2024 and 2023, net cash provided by (used in) financing activities was $(11.0) million and $27.0 million, respectively. Net cash provided by (used in) financing activities during the six months ended June 30, 2024 relates to repayments, net of proceeds, on long term debt in addition to payments of RSU tax withholding net of proceeds from other equity plan activity. Net cash provided by (used in) in financing activities during the six months ended June 30, 2023 related to proceeds, net of repayments, on long term debt partially offset by payments of RSU tax withholding in exchange for common shares surrendered by RSU holders.
The decrease during the six months ended June 30, 2024 relative to the six months ended June 30, 2023 was primarily the result of lower proceeds from long term debt, net of repayments of long term debt during the period.
Acquisitions
We completed four business acquisitions during the six months ended June 30, 2024. Purchase price allocations related to these acquisitions are subject to adjustments as they are finalized over the 12 month measurement period from the respective acquisition date. Goodwill acquired in connection with these acquisitions will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.
On January 30, 2024, we completed the acquisition of all of the ownership interests of Alliance Auto Auctions for estimated cash consideration of $66.9 million and 639,976 common shares of the Company's Class A common stock. The fair value of the consideration shares of $8.6 million was determined based upon the closing market price of the

Company's Class A common shares on January 30, 2024. The aggregate purchase price was preliminarily allocated to $40.4 million of goodwill, $32.7 million of intangible assets, and $2.4 million of net assets assumed.
On March 8, 2024, we completed the acquisition of all of the ownership interests of a business (the "March 8, 2024 acquisition") for estimated cash consideration of $26.7 million. The aggregate purchase price was preliminarily allocated to $6.7 million of goodwill, $16.3 million of intangible assets, and $3.7 million of net assets assumed.
On March 13, 2024, we completed the acquisition of all of the ownership interests of a business (the "March 13, 2024 acquisition") for estimated cash consideration of $19.1 million. The aggregate purchase price was preliminarily allocated to $14.4 million of goodwill, $5.5 million of intangible assets, and $0.7 million of net liabilities assumed.
On June 17, 2024, we completed the acquisition of all of the ownership interest of a business (the "June 2024 acquisition") for estimated cash consideration of $51.6 million. The aggregate purchase price was preliminarily allocated to $11.7 million of goodwill, $18.7 million of intangibles, and $21.1 million of net assets assumed.
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
Interest Rate Risk
We had cash and cash equivalents of $215.0 million and marketable securities of $57.7 million as of June 30, 2024, which consisted of interest-bearing investments with maturities of three months or less and investment grade securities respectively. Interest-earning instruments carry a degree of interest rate risk as increases in rates will negatively affect the fair value of our marketable securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $110.0 million as of June 30, 2024. The interest rate paid on these borrowings is variable, indexed to SOFR. Therefore, increases in interest rates will increase the interest expense on these borrowings. A hypothetical 100 basis point change in interest rates would not result in a material impact on our condensed consolidated financial statements.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Not applicable.
(b)Use of Proceeds
Not applicable.
(c)Issuer Purchases of Equity Securities
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Our Section 16 officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of ACV stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

During the quarter ended June 30, 2024, the following Section 16 officers adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•On June 14, 2024, George Chamoun, ACV's Chief Executive Officer, adopted a trading plan. Mr. Chamoun's trading plan provides for the sale of up to 700,000 shares. The first trade will not occur until September 17, 2024, at the earliest. Mr. Chamoun's trading plan is scheduled to terminate on March 20, 2025.

•On May 20, 2024, Leanne Fitzgerald, ACV's Chief Legal Officer adopted a trading plan. Ms. Fitzgerald's trading plan provides for the sale of up to 73,167 shares. The first trade will not occur until August 20, 2024, at the earliest. Ms. Fitzgerald's trading plan is scheduled to terminate on February 27, 2025.

•On May 24, 2024, Vikas Mehta, ACV's Chief Operating Officer adopted a trading plan. Mr. Mehta's trading plan provides for the sale of up to 308,647 shares. The first trade will not occur until August 23, 2024, at the earliest. Mr. Mehta's trading plan is scheduled to terminate on February 27, 2025.

The Rule 10b5-1 trading arrangements described above were adopted and precleared in accordance with ACV’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC. Other than disclosed above, no other officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended June 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40256	3.1	March 26, 2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40256	3.1	July 29, 2024

10.1+	Form of Performance Stock Unit Agreement pursuant to the ACV Auctions Inc. 2021 Equity Incentive Plan	10-Q	001-40256	10.1	May 8, 2024

10.2
Amendment No. 2, dated June 20, 2024, to Revolving Credit Agreement, dated as of August 24, 2021, among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
X

10.3	Revolving Credit and Security Agreement, dated as of June 20, 2024, among ACV Capital Funding II LLC, the funding agents and lenders party thereto and Citibank, N.A., as Administrative Agent.					X

10.4	Purchase and Sale Agreement, dated as of June 20, 2024, between ACV Capital LLC and ACV Capital Funding II LLC.					X

10.5	Servicing Agreement, dated as of June 20, 2024, among ACV Capital LLC, ACV Capital Funding II LLC and Citibank, N.A.					X

10.6	Limited Indemnity Agreement, dated as of June 20, 2024, between the Registrant and Citibank, N.A.					X

10.7	Performance Guaranty, dated as of June 20, 2024, between the Registrant and Citibank, N.A.					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
†Indicates management contract or compensatory plan.
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

ACV Auctions Inc.

Date: Aug 7, 2024	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: Aug 7, 2024	By:	/s/ William Zerella
William Zerella
Chief Financial Officer