Form 10-Q
period 2024-09-30
ACV Auctions Inc.
filed 2024-11-07
CIK 1637873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 31, 2024, there were 158,276,243 shares of the registrant's Class A common stock, and 9,363,720 shares of Class B common stock, each with a par value of $0.001, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Marketplace and service revenue	$155,908	$104,537	$429,848	$318,760
Customer assurance revenue	15,421	14,477	47,794	44,097
Total revenue	171,329	119,014	477,642	362,857
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	67,064	47,928	187,010	145,732
Customer assurance cost of revenue (excluding depreciation & amortization)	14,176	12,464	41,548	38,081
Operations and technology	42,539	35,132	120,302	106,180
Selling, general, and administrative	54,973	40,797	160,738	123,689
Depreciation and amortization	9,716	4,980	26,351	12,086
Total operating expenses	188,468	141,301	535,949	425,768
Loss from operations	(17,139)	(22,287)	(58,307)	(62,911)
Other income (expense):
Interest income	2,050	4,489	7,410	12,505
Interest expense	(1,077)	(439)	(2,218)	(1,205)
Total other income (expense)	973	4,050	5,192	11,300
Loss before income taxes	(16,166)	(18,237)	(53,115)	(51,611)
(Benefit from) provision for income taxes	(137)	1	448	409
Net loss	$(16,029)	$(18,238)	$(53,563)	$(52,020)
Weighted-average shares - basic and diluted	165,723,168	160,427,987	164,337,209	159,541,286
Net loss per share - basic and diluted	$(0.10)	$(0.11)	$(0.33)	$(0.33)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(16,029)	$(18,238)	$(53,563)	$(52,020)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	326	210	682	237
Foreign currency translation (loss) gain	1,121	(377)	678	(113)
Comprehensive loss	$(14,582)	$(18,405)	$(52,203)	$(51,896)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$252,524	$182,571
Marketable securities	35,228	228,761
Trade receivables (net of allowance of $7,005 and $2,868)	203,728	164,009
Finance receivables (net of allowance of $3,557 and $3,428)	130,785	119,034
Other current assets	16,967	12,524
Total current assets	639,232	706,899
Property and equipment (net of accumulated depreciation of $4,615 and $4,462)	7,932	4,918
Goodwill	177,899	103,379
Acquired intangible assets (net of amortization of $26,235 and $17,534)	98,971	34,192
Capitalized software (net of amortization of $32,333 and $17,059)	66,249	55,771
Other assets	44,070	17,765
Total assets	$1,034,353	$922,924
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$385,696	$305,845
Accrued payroll	15,044	12,245
Accrued other liabilities	21,502	15,851
Total current liabilities	422,242	333,941
Long-term debt	115,000	115,000
Other long-term liabilities	40,899	17,455
Total liabilities	578,141	466,396
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Preferred Stock; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common Stock - Class A; $0.001 par value; 2,000,000,000 shares authorized; 157,720,580 and 138,637,352 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	158	139
Common Stock - Class B; $0.001 par value; 160,000,000 shares authorized; 9,325,487 and 23,205,487 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	9	23
Additional paid-in capital	932,392	880,510
Accumulated deficit	(476,178)	(422,615)
Accumulated other comprehensive loss	(169)	(1,529)
Total stockholders' equity	456,212	456,528
Total liabilities and stockholders' equity	$1,034,353	$922,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Three Months Ended September 30, 2024
	Common Stock Class A		Common Stock Class B		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance as of June 30, 2024	151,659,441	$152	14,370,258	$14	$919,216	$(460,149)	$(1,616)	$457,617
Conversion of Class B common stock to Class A common stock	5,106,981	5	(5,106,981)	(5)	—	—	—	—
Net loss	—	—	—	—	—	(16,029)	—	(16,029)
Other comprehensive income (loss)	—	—	—	—	—	—	1,447	1,447
Stock-based compensation	—	—	—	—	17,772	—	—	17,772
Exercise of common stock options	514,730	1	—	—	1,830	—	—	1,831
Vested restricted stock units	439,428	—	62,210	—	(6,426)	—	—	(6,426)
Balance as of September 30, 2024	157,720,580	$158	9,325,487	$9	$932,392	$(476,178)	$(169)	$456,212

	Nine Months Ended September 30, 2024
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2023	138,637,352	$139	23,205,487	$23	$880,510	$(422,615)	$(1,529)	$456,528
Conversion of Class B common stock to Class A common stock	14,710,017	15	(14,710,017)	(15)	—	—	—	-
Net loss	—	—	—	—	—	(53,563)	—	(53,563)
Other comprehensive income (loss)	—	—	—	—	—	—	1,360	1,360
Stock-based compensation	—	—	—	—	52,117	—	—	52,117
Issuance of shares for acquisitions	1,413,075	1	—	—	8,555	—	—	8,556
Exercise of common stock options	1,440,711	2	631,239	1	8,641	—	—	8,644
Vested restricted stock units	1,377,142	1	198,778	—	(19,429)	—	—	(19,428)
Issuance of shares for employee stock purchase plan	142,283	—	—	—	1,998	—	—	1,998
Balance as of September 30, 2024	157,720,580	$158	9,325,487	$9	$932,392	$(476,178)	$(169)	$456,212

	Three Months Ended September 30, 2023
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of June 30, 2023	134,717,291	$135	25,610,643	$26	$860,628	$(381,136)	$(3,484)	$476,169
Conversion of Class B common stock to Class A common stock	474,343	1	(474,343)	(1)	—	—	—	—
Net loss	—	—	—	—	—	(18,238)	—	(18,238)
Other comprehensive income (loss)	—	—	—	—	—	—	(167)	(167)
Stock-based compensation	—	—	—	—	13,176	—	—	13,176
Exercise of common stock options	243,358	—	—	—	802	—	—	802
Vested restricted stock units	322,016	—	74,695	—	(4,644)	—	—	(4,644)
Balance as of September 30, 2023	135,757,008	$136	25,210,995	$25	$869,962	$(399,374)	$(3,651)	$467,098

	Nine Months Ended September 30, 2023
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2022	121,214,275	$121	37,241,952	$37	$836,695	$(347,354)	$(3,775)	$485,724
Conversion of Class B common stock to Class A common stock	12,269,282	12	(12,269,282)	(12)	—	—	—	—
Net loss	—	—	—	—	—	(52,020)	—	(52,020)
Other comprehensive income (loss)	—	—	—	—	—	—	124	124
Stock-based compensation	—	—	—	—	39,641	—	—	39,641
Exercise of common stock options	1,080,034	1	—	—	3,576	—	—	3,577
Vested restricted stock units	1,017,490	1	238,325	-	(11,280)	—	—	(11,279)
Issuance of shares for employee stock purchase plan	175,927	1	—	—	1,330	—	—	1,331
Balance as of September 30, 2023	135,757,008	$136	25,210,995	$25	$869,962	$(399,374)	$(3,651)	$467,098
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$(53,563)	$(52,020)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,451	12,407
Stock-based compensation expense, net of amounts capitalized	48,055	36,262
Provision for bad debt	8,161	8,530
Other non-cash, net	369	(772)
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(16,803)	10,990
Other operating assets	(2,168)	(5,266)
Accounts payable	55,684	(2,543)
Other operating liabilities	2,430	1,023
Net cash provided by (used in) operating activities	68,616	8,611
Cash Flows from Investing Activities
Net increase in finance receivables	(12,536)	(30,991)
Proceeds from sale of real estate	14,083	—
Purchases of property and equipment	(3,834)	(1,518)
Capitalization of software costs	(22,438)	(19,319)
Purchases of marketable securities	(21,607)	(116,036)
Maturities and redemptions of marketable securities	85,164	107,690
Sales of marketable securities	130,090	2,649
Acquisition of businesses (net of cash acquired)	(156,608)	(28,649)
Net cash provided by (used in) investing activities	12,314	(86,174)
Cash Flows from Financing Activities
Proceeds from long term debt	455,000	305,000
Payments towards long term debt	(455,000)	(275,500)
Payment of debt issuance costs	(1,966)	—
Proceeds from exercise of stock options	8,644	3,576
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(19,537)	(11,280)
Proceeds from employee stock purchase plan	1,998	1,330
Other financing activities	(66)	(74)
Net cash provided by (used in) financing activities	(10,927)	23,052
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(50)	(5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	69,953	(54,516)
Cash, cash equivalents, and restricted cash, beginning of period	182,571	280,752
Cash, cash equivalents, and restricted cash, end of period	$252,524	$226,236
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$3,869	$2,394
Purchase of property and equipment and internal use software in accounts payable	$886	$1,277
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
Recent Accounting Pronouncements – The following table provides a description of accounting standards that are not yet adopted that could have an impact to the consolidated financial statements upon adoption.

Accounting Standard Update	Description	Required date of adoption	Effect on consolidated financial statements
Accounting Standards Not Yet Adopted
Improvements to Reportable Segment Disclosures (ASU 2023-07)	The guidance amends reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.	December 31, 2024	The Company is currently evaluating the impact of this guidance and expects the adoption to result in additional disclosures in the notes to our consolidated financial statements.
Income Taxes (ASU 2023-09)	The guidance amends income tax disclosure requirements to provide information to better assess how an entity's operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. It requires annual disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold.	December 31, 2025	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.
2.    Financial Instruments
The following is a summary of available-for-sale financial instruments, as of September 30, 2024 and December 31, 2023, respectively (in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$31,098	$36	$(89)	$31,045
U.S. treasury and agency securities	4,177	6	—	4,183
Total Marketable securities	$35,275	$42	$(89)	$35,228
(1)Comprised primarily of corporate bonds

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash equivalents:
Corporate securities (1)	$1,213	$—	$(1)	$1,212
Total cash equivalents	1,213	—	(1)	1,212
Marketable securities:
Corporate securities (1)	$199,084	$115	$(819)	$198,380
U.S. treasury and agency securities	30,404	25	(48)	30,381
Total Marketable securities	$229,488	$140	$(867)	$228,761
(1)Comprised primarily of corporate bonds and commercial paper
As of September 30, 2024, the fair values of available-for-sale financial instruments, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$28,491
Due in one to five years	6,737
Total	$35,228

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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$83,971	$—	$—	$83,971
Marketable Securities:
Corporate securities	—	31,045	—	31,045
U.S. treasury and agency securities	504	3,679	—	4,183
Total financial assets	$84,475	$34,724	$—	$119,199

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,433	$—	$—	$22,433
Corporate securities	—	1,212	—	1,212
Marketable Securities:
Corporate securities	—	198,380	—	198,380
U.S. treasury and agency securities	20,064	10,317	—	30,381
Total financial assets	$42,497	$209,909	$—	$252,406
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
Changes in the allowance for doubtful trade receivables for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$5,507	$3,629	$2,868	$4,860
Provision for bad debt	2,271	2,046	5,048	5,325
Net write-offs
Write-offs	(1,082)	(3,254)	(2,197)	(11,442)
Recoveries	309	935	1,286	4,613
Net (write-offs) recoveries	(773)	(2,319)	(911)	(6,829)
Ending balance	$7,005	$3,356	$7,005	$3,356
Changes in the allowance for doubtful finance receivables for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$3,192	$3,048	$3,428	$2,275
Provision for bad debt	835	677	3,113	3,205
Net write-offs
Write-offs	(528)	(1,148)	(3,338)	(3,300)
Recoveries	58	96	354	493
Net (write-offs) recoveries	(470)	(1,052)	(2,984)	(2,807)
Ending balance	$3,557	$2,673	$3,557	$2,673
5.    Guarantees, Commitments and Contingencies
The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.

Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $213.8 million and $142.8 million at September 30, 2024 and December 31, 2023, respectively. The carrying amount of the liability presented in Accrued other liabilities was $1.6 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively.
The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.8 million at September 30, 2024 and December 31, 2023.
Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at September 30, 2024 and December 31, 2023.
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
On October 7, 2024, the Company entered into Amendment No. 3 on the 2021 Revolver which allows the Company to make investments and other acquisitions (i) if Total Liquidity (as defined therein) immediately prior to the consummation of such investment or acquisition and after giving pro forma effect to such investment or acquisition is equal to or greater than $200.0 million, in an unlimited amount or (ii) if Total Liquidity immediately prior to the consummation of such investment or acquisition and after giving pro forma effect to such investment or acquisition is less than $200.0 million, in an amount not to exceed $25.0 million in the aggregate for any fiscal year of the Company.
Refer to Note 9 contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details and key terms regarding the 2021 Revolver.
As of September 30, 2024 and December 31, 2023, outstanding borrowings under the 2021 Revolver were $48.5 million and $115.0 million, respectively, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.3 million and $2.1 million, respectively decreasing the availability under the 2021 Revolver by a corresponding amount. As of September 30, 2024, the interest rate on the outstanding borrowing was 9.75%.
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
Advances under the Warehouse Facility funded by asset-backed commercial paper conduit through the issuance of commercial paper notes will bear interest generally at a rate equivalent to the weighted average annual rate of all commercial paper notes issued by the commercial paper conduit to fund its advances, plus a margin of 3.00%. Advances funded by lenders that are not commercial paper conduits, or by commercial paper conduits funded through means other than the issuance of commercial paper notes, will bear interest generally at a rate equal to (i) Term SOFR for a period of one-month (subject to a 0.00% floor), plus 0.11448% or, in certain circumstances, the Alternate Base Rate, plus (ii) a margin of 3.00%. The Alternate Base Rate is the highest of (a) the prime rate quoted in the Wall Street Journal, (b) the NYFRB rate plus 0.50% and (c)(i) 1.00% plus (ii) the Term SOFR rate for a one-month interest period. The interest rate may be increased under certain circumstances, including upon the occurrence of an early amortization event or event of default under the warehouse documentation. ACV Funding must also pay upfront any unused fees in connection with the facility. As of September 30, 2024 borrowings under the Warehouse Facility were $66.5 million with an interest rate of 8.21%.
As of September 30, 2024, the Company was in compliance with all of its financial covenants and non-financial covenants.
7.    Leases
The Company leases office space under operating leases expiring at various dates through 2038. For the three and nine months ended September 30, 2024, the Company incurred operating lease costs of $1.9 million and $4.8 million, respectively. For the three and nine months ended September 30, 2023, the Company incurred operating lease costs of $1.0 million and $1.8 million, respectively. For operating leases, the weighted-average remaining term is 10.7 years and 7.3 years with a weighted-average discount rate of 10% and 5% for the periods ended September 30, 2024 and December 31, 2023, respectively.
Maturities of lease liabilities as of September 30, 2024 were as follows (in thousands):

2024 (remaining)	$1,921
2025	7,564
2026	7,350
2027	7,044
2028	6,794
Thereafter	35,486
Total lease payments	66,159
Less imputed interest	(24,801)
Total	$41,358

The following amounts relate to operating leases that were recorded on the Company's Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right of use assets:
Other assets	$41,594	$16,858
Operating lease liabilities:
Accrued other liabilities	3,627	1,647
Other long-term liabilities	37,731	15,034
The Company recorded right of use assets in exchange for new lease liabilities of $10.9 million and $25.2 million during the three and nine months ended September 30, 2024, respectively. The Company recorded right of use assets in exchange for new lease liabilities of $9.6 million and $15.3 million during the three and nine months ended September 30, 2023, respectively.
8.    Revenue
The following table summarizes the primary components of revenue; this level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Auction marketplace revenue	$84,894	$51,390	$227,656	$159,911
Other marketplace revenue	62,748	45,012	177,671	134,251
Data services revenue	8,266	8,135	24,521	24,598
Marketplace and service revenue	$155,908	$104,537	$429,848	$318,760
Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $5.2 million and $4.2 million of contract liabilities included in Accrued other liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, respectively. Revenue recognized for the three months ended September 30, 2024 from amounts included in deferred revenue as of June 30, 2024 was $5.4 million. Revenue recognized for the nine months ended September 30, 2024 from amounts included in deferred revenue as of December 31, 2023 was $4.2 million. All the remaining performance obligations for contracts are expected to be recognized within one year.
9.    Stock-Based Compensation
Refer to Note 13 contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for further details regarding our equity plans.

The following table summarizes the stock option activity for the nine months ended September 30, 2024 (in thousands, except for share and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2023	6,296,350	$2.49	$79,728	4.83
Exercised	(2,072,230)	4.17
Forfeited	(4,032)	5.60
Expired	(23,839)	5.05
Outstanding, September 30, 2024	4,196,249	$1.64	$78,434	3.54
Exercisable, September 30, 2024	4,147,984	$1.57	$77,796	3.51
The following table summarizes the restricted stock unit and performance share unit activity for the nine months ended September 30, 2024 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2023	7,237,920	$14.37
Granted	4,745,687	$17.45
Vested	(2,707,252)	$14.79
Forfeited	(406,205)	$15.02
Outstanding, September 30, 2024	8,870,150	$15.84
As of September 30, 2024, there was approximately $122.5 million of compensation expense related to the unvested portion of common stock options, restricted stock units, and performance share units that will be recorded as compensation expense over a weighted-average period of 2.5 years.
During the first quarter of 2024, the Company entered into two contingently returnable share agreements (the "2024 Agreements") for certain compensatory share-based service awards. The 2024 Agreements authorized 773,099 shares of common stock to be issued. Shares will be released and distributed to the employee award recipients with the final vesting date during the first quarter of 2028. At September 30, 2024, there was approximately $9.5 million of compensation expense related to the unvested portion of the contingently returnable shares that will be recorded over 3.33 years.
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
10.    Income Taxes
The Company had an effective tax rate of approximately 1% and 0% for the three months ended September 30, 2024 and 2023, and (1)% and (1)% for the nine months ended September 30, 2024 and 2023, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits, and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

11.    Net Income (Loss) Per Share
The numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's common stock are calculated as follows for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share data):

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(14,734)	$(1,295)	$(15,327)	$(2,911)	$(47,932)	$(5,631)	$(42,540)	$(9,480)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	152,333,761	13,389,407	134,822,341	25,605,646	147,060,846	17,276,363	130,464,809	29,076,477
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.10)	$(0.10)	$(0.11)	$(0.11)	$(0.33)	$(0.33)	$(0.33)	$(0.33)
The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Unvested RSUs and other awards	3,348,306	2,368,186	3,234,667	2,099,410
Stock options	4,049,296	5,428,444	4,497,191	5,477,646
12.    Acquisitions

The Company completed four business acquisitions during the nine months ended September 30, 2024 and two business acquisitions during the nine months ended September 30, 2023. These acquisitions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company's results of operations from the respective acquisition dates. Purchase price allocations related to these acquisitions are subject to adjustments as they are finalized over the 12-month measurement period from the respective acquisition date. Goodwill acquired in connection with these acquisitions represents expected synergies from the combined operations, is deductible for tax purposes in the United States, and is amortized on a straight-line basis over 15 years.

June 2024 Acquisition
On June 17, 2024, the Company completed its acquisition of all of the ownership interest of a business (the "June 2024 acquisition") for estimated cash consideration of $51.6 million, which included $5.0 million of acquired cash and $14.1 million of acquired real estate. The aggregate purchase price was preliminarily allocated to $11.4 million of goodwill, $18.7 million of intangibles, and $21.4 million of net tangible assets assumed. The Company completed a sale of the real estate to a third party on August 6, 2024. The business acquired in the June 2024 acquisition offers wholesale and commercial car auction and reconditioning services and enabled the Company to expand its range of offerings to dealers and commercial partners.

March 13, 2024 Acquisition

On March 13, 2024, the Company completed its acquisition of all of the ownership interests of a business (the "March 13, 2024 acquisition") for estimated cash consideration of $19.1 million. The aggregate purchase price was preliminarily allocated to $14.4 million of goodwill, $5.5 million of intangible assets, and $0.7 million of net tangible liabilities assumed. The business acquired in the March 13, 2024 acquisition offers wholesale car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners.
March 8, 2024 Acquisition
On March 8, 2024, the Company completed its acquisition of all of the ownership interests of a business (“the March 8, 2024 acquisition”) for estimated cash consideration of $27.4 million. The aggregate purchase price was preliminarily allocated to $7.4 million of goodwill, $16.3 million of intangible assets, and $3.6 million of net tangible assets assumed. The business acquired in the March 8, 2024 acquisition offers wholesale and commercial car auction and reconditioning services and enabled the Company to expand its range of offerings to dealers and commercial partners.
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
April 2023 Acquisition
On April 24, 2023, the Company completed its acquisition of all of the ownership interests of a business (“the April 2023 acquisition”) for total cash consideration of $12.5 million. The aggregate purchase price was allocated to $5.3 million of goodwill, $6.0 million of intangible assets, and $1.2 million of net tangible assets assumed. The business acquired in the April 2023 acquisition offers wholesale and commercial car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners.
August 2023 Acquisition
On August 22, 2023, the Company completed its acquisition of all of the ownership interests of a business ("the August 2023 acquisition") for total cash consideration of $16.9 million. The aggregate purchase price was allocated to

$6.2 million of goodwill, $14.2 million of intangible assets, and $3.6 million of net tangible liabilities assumed. The business acquired in the August 2023 acquisition offers wholesale commercial car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Marketplace Units	198,354		150,057		559,511		454,768
Marketplace GMV	$2.5	billion	$2.1	billion	$7.2	billion	$7.0	billion
Adjusted EBITDA	$11.2	million	$(3.7)	million	$22.5	million	$(12.8)	million
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$155,908	91%	$104,537	88%
Customer assurance revenue	15,421	9%	14,477	12%
Total revenue	171,329	100%	119,014	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	67,064	39%	47,928	40%
Customer assurance cost of revenue (excluding depreciation & amortization)	14,176	8%	12,464	10%
Operations and technology (1)	42,539	25%	35,132	30%
Selling, general, and administrative (1) (3) (5) (6)	54,973	32%	40,797	34%
Depreciation and amortization (2) (4)	9,716	6%	4,980	4%
Total operating expenses	188,468		141,301
Income (loss) from operations	(17,139)		(22,287)
Other Income (expense):
Interest income	2,050		4,489
Interest expense	(1,077)		(439)
Total other income (expense)	973		4,050
Income (loss) before income taxes	(16,166)		(18,237)
Provision for income taxes	(137)		1
Net loss	$(16,029)		$(18,238)

	Nine months ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$429,848	90%	$318,760	88%
Customer assurance revenue	47,794	10%	44,097	12%
Total revenue	477,642	100%	362,857	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	187,010	39%	145,732	40%
Customer assurance cost of revenue (excluding depreciation & amortization)	41,548	9%	38,081	10%
Operations and technology (1) (6)	120,302	25%	106,180	29%
Selling, general, and administrative (1) (3) (5) (6)	160,738	34%	123,689	34%
Depreciation and amortization (2) (4)	26,351	6%	12,086	3%
Total operating expenses	535,949		425,768
Income (loss) from operations	(58,307)		(62,911)
Other Income (expense):
Interest income	7,410		12,505
Interest expense	(2,218)		(1,205)
Total other income (expense)	5,192		11,300
Income (loss) before income taxes	(53,115)		(51,611)
Provision for income taxes	448		409
Net income (loss)	$(53,563)		$(52,020)

(1) Includes stock-based compensation expense as follows:	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$294	$282	$753	$684
Operations and technology	4,517	3,052	11,767	7,777
Selling, general, and administrative	13,449	9,521	35,535	27,801
Stock-based compensation expense	$18,260	$12,855	$48,055	$36,262

(2) Includes acquired intangible asset amortization as follows:	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Depreciation and amortization	$3,390	$1,301	$8,616	$3,742

(3) Includes litigation-related costs as follows:	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Selling, general, and administrative	$—	$—	$1,553	$—

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Depreciation and amortization	$1,247	$509	$3,155	$1,034

(5) Includes acquisition-related costs as follows:	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Selling, general, and administrative	$214	$88	$3,520	$611

(6) Includes other adjustments as follows:	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Operations and technology	$46	$—	$46	$(8)
Selling, general, and administrative	501	378	737	385
Other adjustments	$547	$378	$783	$377
Comparison of the three months ended September 30, 2024 and 2023
Revenue
Marketplace and Service Revenue

	Three months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Marketplace and service revenue	$155,908	$104,537	$51,371	49%
The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers. Revenue increases in the current quarter were primarily volume-driven and also buyer fee rates were higher for the three months ended September

30, 2024 compared to the prior year period. For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, auction marketplace revenue increased to $84.9 million from $51.5 million and other marketplace revenue increased to $62.7 million from $45.0 million. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported.
Customer Assurance Revenue

	Three months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Customer assurance revenue	$15,421	$14,477	$944	7%
The customer assurance revenue increase was mainly driven by an increase in Go Green assurance revenue, which was driven by an increase in units where customers elected the Go Green offering. For the three months ended September 30, 2024, Go Green assurance revenue increased to $13.5 million from $12.8 million in the three months ended September 30, 2023. Other assurance revenue increased to $1.9 million for the three months ended September 30, 2024 from $1.7 million for the three months ended September 30, 2023.
Operating Expenses
Marketplace and Service Cost of Revenue

	Three months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$67,064	$47,928	$19,136	40%
Percentage of revenue	39%	40%
The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace revenue. For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, total cost attributed to generating auction marketplace revenue increased to $15.8 million from $9.6 million. The increase in auction marketplace cost of revenue is due to increased units sold through our marketplace and costs associated with our acquired remarketing centers' delivery of auction marketplace revenue. Other marketplace cost of revenues increased to $46.2 million for the three months ended September 30, 2024, compared to $33.3 million for the three months ended September 30, 2023, primarily due to an increase in the units transported to buyers from sellers. Marketplace and service costs of revenues as a percentage of revenue decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as we continued to grow revenue and scale our business.
Customer Assurance Cost of Revenue

	Three months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$14,176	$12,464	$1,712	14%
Percentage of revenue	8%	10%
The increase primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by an increase in the number of arbitration claims, due to increased volume of completed auctions where the customer elected the Go Green offering and an increase in arbitration cost per unit sold. For the three months ended September 30, 2024 Go Green assurance cost of revenue increased to $12.9 million from $11.3 million in the three months ended September 30, 2023. Other assurance cost of revenue increased to $1.3 million for the three months ended September 30,

2024, compared to $1.2 million for the three months ended September 30, 2023. Customer assurance cost of revenue as a percentage of revenue decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as we continued to manage arbitration costs and grow revenue.
Operations and Technology Expenses

	Three months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Operations and technology	$42,539	$35,132	$7,407	21%
Percentage of revenue	25%	30%
The increase is primarily due to higher personnel-related costs. For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, personnel-related costs increased to $36.3 million from $29.7 million as a result of headcount increases and stock-based compensation in 2024. Software and technology costs increased to $4.2 million from $3.7 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Other expenses increased to $2.0 million from $1.8 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Operations and technology expense as a percentage of revenue decreased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as we continued our efforts to effectively manage costs while growing revenue.
Selling, General, and Administrative Expenses

	Three months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Selling, general, and administrative	$54,973	$40,797	$14,176	35%
Percentage of revenue	32%	34%
The increase is primarily due to higher personnel-related costs. For the three months ended September 30, 2024 compared to the three months ended September 30, 2023, personnel-related costs increased to $46.0 million from $33.7 million, primarily as a result of headcount increases and increased stock-based compensation in 2024. Non-personnel expenses increased to $9.0 million from $7.0 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, as a result of increased facilities costs associated with our acquired remarketing centers and increased investment to support our future growth. Selling, general, and administrative expenses decreased as a percentage of revenue during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as we continued our efforts to effectively manage costs while growing revenue.
Depreciation and Amortization

	Three months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Depreciation and amortization	$9,716	$4,980	$4,736	95%
Percentage of revenue	6%	4%
The increase is primarily due to an increase of $2.6 million in amortization of internal-use software costs along with an increase of $2.1 million in amortization related to acquired intangible assets. The increase in depreciation and amortization as a percentage of revenue is primarily due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense as well as increased amortization costs related to intangible assets from recent acquisitions.

Interest Income

	Three months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Interest income	$2,050	$4,489	$(2,439)	(54)%
The decrease was primarily driven by a lower balance in our marketable securities portfolio during the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Marketable securities were sold during the nine months ended September 30, 2024 and the related proceeds were used to complete acquisitions.
Interest Expense

	Three months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Interest expense	$(1,077)	$(439)	$(638)	145%
The increase was primarily driven by debt issuance and other fees related to the Warehouse Facility during the three months ended September 30, 2024.
Provision for Income Taxes

	Three months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Provision for income taxes	$(137)	$1	$(138)	—
Our effective tax rate was approximately 1% and 0% for the three months ended September 30, 2024 and 2023, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
Comparison of the nine months ended September 30, 2024 and 2023
Revenue
Marketplace and Service Revenue

	Nine months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Marketplace and service revenue	$429,848	$318,760	$111,088	35%
The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers. Revenue increases were primarily volume-driven and buyer fee rates were higher for the nine months ended September 30, 2024 compared to the prior year period. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, auction marketplace revenue increased to $227.7 million from $159.9 million and other marketplace revenue increased to $177.7 million from $134.3 million. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported.

Customer Assurance Revenue

	Nine months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Customer assurance revenue	$47,794	$44,097	$3,697	8%
The customer assurance revenue increase was primarily driven by an increase in Go Green assurance revenue. For the nine months ended September 30, 2024, Go Green assurance revenue increased to $42.4 million from $39.3 million in the nine months ended September 30, 2023 driven by an increase in units that elected the Go Green offering and an increase in the fair value per unit sold that elected the Go Green offering year over year. Other assurance revenue increased to $5.4 million for the nine months ended September 30, 2024 from $4.8 million for the nine months ended September 30, 2023.
Operating Expenses
Marketplace and Service Cost of Revenue

	Nine months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$187,010	$145,732	$41,278	28%
Percentage of revenue	39%	40%
The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace cost of revenue. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, total cost attributed to generating auction marketplace revenue increased to $39.6 million from $26.9 million. The increase in auction marketplace cost of revenue is primarily due to increased units sold through our marketplace and costs associated with our acquired remarketing centers' delivery of auction marketplace revenue. Other marketplace cost of revenues increased to $131.8 million for the nine months ended September 30, 2024, compared to $102.2 million for the nine months ended September 30, 2023, primarily due to an increase in the units transported to buyers from sellers. Marketplace and services cost of revenues as a percentage of revenue decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as we continued to grow revenue and scale our business.
Customer Assurance Cost of Revenue

	Nine months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$41,548	$38,081	$3,467	9%
Percentage of revenue	9%	10%
The increase primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by an increase in the number of arbitration claims, due to increased volume of completed auctions where the customer elected the Go Green offering. For the nine months ended September 30, 2024, Go Green assurance cost of revenue increased to $37.8 million from $34.3 million in the nine months ended September 30, 2023. Other assurance cost of revenue remained flat at $3.7 million during the nine months ended September 30, 2024 and the nine months ended September 30, 2023. Customer assurance cost of revenues as a percentage of revenue decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as we continued to manage arbitration costs and grow revenue.

Operations and Technology Expenses

	Nine months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Operations and technology	$120,302	$106,180	$14,122	13%
Percentage of revenue	25%	29%
The increase primarily consisted of higher personnel expenses and related charges. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, personnel-related costs increased to $102.3 million from $89.7 million as a result of headcount increases and stock-based compensation in 2024. Software and technology expenses increased to $12.1 million from $11.6 million. Other expenses increased to $5.9 million from $4.9 million in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Operations and technology expense as a percentage of revenue decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as we continued our efforts to effectively manage costs while growing revenue.
Selling, General, and Administrative Expenses

	Nine months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Selling, general, and administrative	$160,738	$123,689	$37,049	30%
Percentage of revenue	34%	34%
The increase primarily consisted of higher personnel-related costs. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, personnel-related costs increased to $131.1 million from $103.2 million, primarily as a result of headcount increases and increased stock-based compensation in 2024. Non-personnel expenses increased to $29.6 million in the nine months ended September 30, 2024 from $20.5 million in the nine months ended September 30, 2023 as a result of increased facilities costs associated with our acquired remarketing centers and increased investment to support our future growth. Selling, general, and administrative expenses as a percentage of revenue decreased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 as we continued our efforts to effectively manage costs while growing revenue.
Depreciation and Amortization

	Nine months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Depreciation and amortization	$26,351	$12,086	$14,265	118%
Percentage of revenue	6%	3%
The increase is primarily due to an increase of $9.4 million in amortization of internal-use software costs along with an increase of $4.9 million in amortization related to acquired intangible assets. The increase in depreciation and amortization as a percentage of revenue is primarily due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense as well as increased amortization costs related to intangible assets from recent acquisitions.

Interest Income

	Nine months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Interest income	$7,410	$12,505	$(5,095)	(41)%
The decrease was primarily driven by a lower balance in our marketable securities portfolio during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Marketable securities were sold during the nine months ended September 30, 2024 and the related proceeds were used to complete acquisitions.
Interest Expense

	Nine months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Interest expense	$(2,218)	$(1,205)	$(1,013)	84%
The increase was primarily driven by an increase in borrowings and debt issuance fees during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Provision for Income Taxes

	Nine months ended September 30,		$ Change	% Change
	2024	2023
	(in thousands)
Provision for income taxes	$448	$409	$39	10%
Our effective tax rate was approximately (1%) and (1%) for the nine months ended September 30, 2024 and 2023, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(16,029)	$(18,238)	$(53,563)	$(52,020)
Depreciation and amortization	9,769	5,087	26,451	12,407
Stock-based compensation	18,260	12,855	48,055	36,262
Interest (income) expense	(973)	(4,050)	(5,192)	(11,300)
Provision for income taxes	(137)	1	448	409
Acquisition-related costs	214	88	3,520	611
Litigation-related costs (1)	—	—	1,553	—
Other	66	564	1,246	782
Adjusted EBITDA	$11,170	$(3,693)	$22,518	$(12,849)

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
The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(16,029)	$(18,238)	$(53,563)	$(52,020)
Stock-based compensation	18,260	12,855	48,055	36,262
Amortization of acquired intangible assets	3,390	1,301	8,616	3,742
Amortization of capitalized stock based compensation	1,247	509	3,155	1,034
Acquisition-related costs	214	88	3,520	611
Litigation-related costs (1)	—	—	1,553	—
Other	547	378	783	378
Non-GAAP Net income (loss)	$7,629	$(3,107)	$12,119	$(9,993)

(1) Litigation-related costs are related to an anti-competition case which we do not consider to be representative of our underlying operating performance
Liquidity and Capital Resources
We have financed operations since our inception primarily through our marketplace revenue, proceeds from sales of equity securities, and debt facilities.
As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $252.5 million, and investments in marketable securities totaling $35.2 million. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.
As of September 30, 2024, our principal commitments primarily consist of long-term debt and leases for facilities. We have $3.7 million of lease obligations due within a year, and an additional $37.8 million of lease obligations due at various dates through 2038. Refer to Note 7, Leases, of our condensed consolidated financial statements.
In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of September 30, 2024 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.
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
Our Debt Arrangements
2021 Revolver
We entered into a revolving credit facility with JP Morgan Chase Bank, N.A., or the 2021 Revolver, on August 24, 2021. On June 1, 2023, we entered into an Amendment on the 2021 Revolver which modified the rate at which interest payments are indexed from LIBOR to Secured Overnight Financing Rate ("SOFR"). On June 20, 2024, we entered into a Second Amendment on the 2021 Revolver, pursuant to which we, ACV Capital and ACV Capital Funding II LLC ("ACV Funding"), a wholly owned, bankruptcy-remote, special-purpose subsidiary of ACV Capital, were permitted to enter into the transactions contemplated by the Warehouse Facility. On October 7, 2024, we entered into Amendment No. 3 on the 2021 Revolver which allows us to make investments and other acquisitions (i) if Total Liquidity (as defined therein) immediately prior to the consummation of such investment or acquisition and after giving pro forma effect to such investment or acquisition is equal to or greater than $200.0 million, in an unlimited amount or (ii) if Total Liquidity immediately prior to the consummation of such investment or acquisition and after giving pro forma effect to such investment or acquisition is less than $200.0 million, in an amount not to exceed $25.0 million in the aggregate for any fiscal year of the Company.
The 2021 Revolver provides for a revolving line of credit in the aggregate principal amount of up to $160.0 million. The 2021 Revolver also includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets except for ACV Capital receivables. The interest rate applicable to the 2021 Revolver is, at our option, either (a) SOFR (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) (subject to a 0.00% SOFR floor), plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c)(i) 1.00% plus (ii) the adjusted SOFR rate for a one-month interest period. The 2021 Revolver has a maturity date of August 24, 2026. The 2021 Revolver contains customary covenants that limit our ability to enter into indebtedness, make distributions and make investments, among other restrictions. The 2021 Revolver also contains financial covenants that require us to maintain a minimum liquidity level and achieve specified trailing four quarter revenue targets. As of September 30, 2024, $48.5 million was drawn under the 2021 Revolver, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.3 million.
Warehouse Facility
On June 20, 2024, we entered into a revolving credit and security agreement, providing for a revolving warehouse facility (the "Warehouse Facility") with a maximum principal amount of $125.0 million. The revolving feature on the facility ends on June 20, 2026 and the facility matures twelve months later, unless sooner terminated or extended in accordance with its terms. The revolving credit facility was established to provide liquidity to fund new originations of auto floorplan loans by ACV Capital. The facility is secured by all assets of ACV Funding, including the auto floorplan loans owned by it.
Advances under the Warehouse Facility funded by asset-backed commercial paper conduit through the issuance of commercial paper notes will bear interest generally at a rate equivalent to the weighted average annual rate of all commercial paper notes issued by the commercial paper conduit to fund its advances, plus a margin of 3.00%. Advances funded by lenders that are not commercial paper conduits, or by commercial paper conduits funded through means other than the issuance of commercial paper notes, will bear interest generally at a rate equal to (i) Term SOFR for a period of one-month (subject to a 0.00% floor), plus 0.11448% or, in certain circumstances, the Alternate Base Rate, plus (ii) a margin of 3.00%. The Alternate Base Rate is the highest of (a) the prime rate quoted in the Wall Street Journal, (b) the NYFRB rate plus 0.50% and (c)(i) 1.00% plus (ii) the Term SOFR rate for a one-month interest period. The interest rate may be increased under certain circumstances, including upon the occurrence of an early amortization event or event of default under the warehouse documentation. ACV Funding must also pay upfront any unused fees in connection with the facility. As of September 30, 2024 borrowings under the Warehouse Facility were $66.5 million with an interest rate of 8.21%.
We were in compliance with all such applicable covenants as of September 30, 2024, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q.

Cash Flows from Operating, Investing, and Financing Activities
The following table shows a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$68,616	$8,611
Net cash provided by (used in) investing activities	12,314	(86,174)
Net cash provided by (used in) financing activities	(10,927)	23,052
Effect of exchange rate changes	(50)	(5)
Net increase (decrease) in cash and equivalents	$69,953	$(54,516)
Operating Activities
Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, marketing expenses and overhead expenses.
In the nine months ended September 30, 2024 and 2023, net cash provided by operating activities was $68.6 million and $8.6 million, respectively. Net cash provided by operating activities during the nine months ended September 30, 2024 consisted primarily of an increase in accounts payable to sellers, offset by an increase in accounts receivable from buyers. In the nine months ended September 30, 2023 net cash provided by operating activities consisted primarily of an increase due to changes in our operating assets and liabilities and by non-cash charges, offset by our net loss. The increase in cash provided by operating activities during the nine months ended September 30, 2024 relative to the nine months ended September 30, 2023 is primarily due to the timing of collections and disbursements of funds related to auctions completed near period end.
Investing Activities
In the nine months ended September 30, 2024 net cash provided by investing activities was $12.3 million and in the nine months ended September 30, 2023, net cash used in investing activities was $(86.2) million. Net cash provided by investing activities during the nine months ended September 30, 2024 was primarily related to the sales/maturities of a portion of our marketable securities portfolio to support our business acquisition transactions and proceeds received from the sale of real estate, partially offset by business acquisitions and capitalized software development. Net cash used in investing activities during the nine months ended September 30, 2023 was primarily due to growth in our finance receivables portfolio, capitalized software development, and business acquisitions.
The increase in net cash provided by investing activities during the nine months ended September 30, 2024 relative to the nine months ended September 30, 2023 was primarily driven by greater cash inflows from maturities and sales of marketable securities and sales of real estate, offset by business acquisitions.
Financing Activities
In the nine months ended September 30, 2024 and 2023, net cash provided by (used in) financing activities was $(10.9) million and $23.1 million, respectively. Net cash provided by (used in) financing activities during the nine months ended September 30, 2024 relates to payments of RSU tax withholding net of proceeds from other equity plan activity. Net cash provided by (used in) in financing activities during the nine months ended September 30, 2023 related to proceeds, net of repayments, on long term debt, partially offset by payments of RSU tax withholding in exchange for common shares surrendered by RSU holders.
The decrease during the nine months ended September 30, 2024 relative to the nine months ended September 30, 2023 was primarily the result of lower proceeds from long term debt, net of repayments of long term debt during the period.
Acquisitions
We completed four business acquisitions during the nine months ended September 30, 2024. Purchase price allocations related to these acquisitions are subject to adjustments as they are finalized over the 12 month measurement period from the respective acquisition date. Goodwill acquired in connection with these acquisitions will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.
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
On March 8, 2024, we completed the acquisition of all of the ownership interests of a business (the "March 8, 2024 acquisition") for estimated cash consideration of $27.4 million. The aggregate purchase price was preliminarily allocated to $7.4 million of goodwill, $16.3 million of intangible assets, and $3.6 million of net assets assumed.
On March 13, 2024, we completed the acquisition of all of the ownership interests of a business (the "March 13, 2024 acquisition") for estimated cash consideration of $19.1 million. The aggregate purchase price was preliminarily allocated to $14.4 million of goodwill, $5.5 million of intangible assets, and $0.7 million of net liabilities assumed.
On June 17, 2024, we completed the acquisition of all of the ownership interest of a business (the "June 2024 acquisition") for estimated cash consideration of $51.6 million. The aggregate purchase price was preliminarily allocated to $11.4 million of goodwill, $18.7 million of intangibles, and $21.4 million of net assets assumed.
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
Interest Rate Risk
We had cash and cash equivalents of $252.5 million and marketable securities of $35.2 million as of September 30, 2024, which consisted of interest-bearing investments with maturities of three months or less and investment grade securities respectively. Interest-earning instruments carry a degree of interest rate risk as increases in rates will negatively affect the fair value of our marketable securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $115.0 million as of September 30, 2024. The interest rate paid on these borrowings is variable, indexed to SOFR. Therefore, increases in interest rates will increase the interest expense on these borrowings. A hypothetical 100 basis point change in interest rates would not result in a material impact on our condensed consolidated financial statements.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

During the quarter ended September 30, 2024, the following Section 16 officers adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•On September 9, 2024, William Zerella, ACV's Chief Financial Officer, adopted a trading plan. Mr. Zerella’s trading plan provides for the sale of up to 140,000 shares. The first trade will not occur until January 7, 2025, at the earliest. Mr. Zerella's trading plan is scheduled to terminate on June 12, 2025.
•On September 9, 2024, Craig Anderson, ACV's Chief Corporate Development and Strategy Officer, put a modification letter in place modifying his September 15, 2023 plan. Mr. Anderson’s modification letter provides for the sale of up to 269,683 shares. The first trade will not occur until December 9, 2024, at the earliest. Mr. Anderson’s trading plan is scheduled to terminate on August 14, 2025.

The Rule 10b5-1 trading arrangements described above were adopted and precleared in accordance with ACV’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC. Other than disclosed above, no other officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2024.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-40256	3.1	March 26, 2021

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40256	3.1	July 29, 2024

10.1
Amendment No. 3, dated October 7, 2024, to Revolving Credit Agreement, dated as of August 24, 2021, among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
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

ACV Auctions Inc.

Date: Nov 7, 2024	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: Nov 7, 2024	By:	/s/ William Zerella
William Zerella
Chief Financial Officer