Form 10-K
period 2024-12-31
ACV Auctions Inc.
filed 2025-02-19
CIK 1637873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-40256
______________________________
ACV Auctions Inc.
(Exact name of Registrant as specified in its Charter)
______________________________

Delaware	47-2415221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
640 Ellicott Street, #321 Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (800) 553-4070
______________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock on the Nasdaq Global Select Market on June 28, 2024, was $2.8 billion.
As of February 14, 2025, there were 168,765,167 outstanding shares of the registrant's Class A common stock with a par value of $0.001.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

1

ACV Auctions Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2024

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
•our ability to effectively manage our growth and expand our business;
•our ability to grow the number of marketplace participants on our marketplace platform;
•our ability to acquire new customers and successfully retain existing customers and capture a greater share of wholesale transactions from our existing customers;
•our ability to increase usage of our marketplace platform and generate revenue from our value-added services;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•our ability to achieve or sustain our profitability;
•future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•the costs and success of our marketing efforts, and our ability to promote our brand;
•the effects of macroeconomic and geopolitical conditions on our business;
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
•our ability to expand internationally;
•our ability to identify, complete, and integrate acquisitions that complement and expand our reach and marketplace platform;
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

SUMMARY RISK FACTORS
Investing in our Class A Common Stock involves numerous risks, including the risks described in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of our principal risks, any one of which could materially adversely affect our business, results of operations, financial condition, and prospects:
•Our recent growth may not be indicative of our future growth.
•We have a history of operating losses and we may not achieve or maintain profitability in the future.
•We have a limited operating history, and our future results of operations or financial condition may fluctuate significantly due to a wide range of factors, which makes it difficult to forecast our future results of operations or financial condition.
•Our ability to expand our products and services may be limited, which could negatively impact our growth rate, revenue and financial performance.
•We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business, results of operations, and financial condition.
•Decreases in the supply of used vehicles coming to the wholesale market may impact sales volumes, which may adversely affect our revenue and profitability.
•The loss of sellers could adversely affect our business, results of operations and financial condition, and an inability to increase our sources of vehicle supply could adversely affect our growth rates.
•Our business is sensitive to changes in the prices of used vehicles and interest rates.
•Failure to properly and accurately inspect the condition of vehicles sold through our marketplace, or to deal effectively with fraudulent activities on our marketplace platform, could harm our business.
•We have exposure to credit risk with our dealer borrowers, which could have a negative impact on our business, results of operation and financial condition.
•Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations and financial condition.
•General business and economic conditions, and risks related to the larger automotive ecosystem, including customer demand and consumer purchasing power, could reduce auto sales and profitability, which may harm our business.
•We may not properly leverage or make the appropriate investment in technology advancements, which could result in the loss of any sustainable competitive advantage in products, services and processes.
•We rely on third-party technology and information systems to complete critical business functions and such reliance may negatively impact our business.
•A significant disruption in service of, or other performance or reliability issues with, our marketplace platform could damage our reputation and result in a loss of customers, which could harm our brand or our business.
•Failure to adequately obtain, maintain, protect, defend, and enforce our intellectual property rights, including our technology and confidential information, could harm our business.
•We operate in highly regulated industries and either are or may be subject to a wide range of federal, state and local laws and regulations and our failure to comply with these laws and regulations may force us to change our operations or harm our business.
•We are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

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
•Auction. Our core offering is our online auction, which facilitates real-time transactions of wholesale vehicles. Thousands of dealers transact every day, with sellers launching their vehicles directly to our digital marketplace, enabling buyers to search and discover relevant inventory through customized filters, such as price, location, and vehicle-specific details including mileage, year, make, and model.
•Run List. Run List supports dealers in making informed decisions. It allows for pre-filtering and pre-screening of vehicles up to 24 hours prior to an auction taking place. This allows dealers the time to thoroughly review vehicle data and insights and focus their searches.
•ACV Transportation. Through our nationwide network of third-party carrier partners, our technology platform, and dedicated service teams, we enable the movement of vehicles both locally and long-haul in a cost-efficient and timely manner. All buyers on our marketplace platform have the ability to see real-time transportation quotes as part of the vehicle-display page and add transportation services during checkout. Once the transaction is finalized, dealers will receive a confirmation email and have access to status reports on MyACV to follow the vehicle on its journey to its new dealer.
•ACV Capital. We offer short-term inventory financing (otherwise known as floorplan loans) for buyers to purchase vehicles. Our financing product includes straightforward pricing with no hidden costs, allowing our customers to know their inventory costs upfront.
•Customer Assurance (Go Green). We provide the seller with a Go Green assurance against claims related to defects in the vehicle which we did not identify in our condition report and otherwise may have exposed the seller to loss as a result of arbitration with the buyer. We believe Go Green's seller assurance service instills more confidence in dealers and commercial partners to transact digitally.
Remarketing Centers
Our remarketing centers offer expanded value-added services such as vehicle reconditioning and storage to facilitate auction business with commercial partners such as fleet, rental car, and financial sector consignors.
Data Services
We offer data services for our dealer and commercial partners that bring transparency and offer insights into the condition and value of used vehicles, enabling them to make more informed wholesale and retail inventory management decisions both on and off our digital marketplace.
•True360 Report. We provide proprietary, vehicle-specific intelligence, including cosmetic and structural vehicle assessments that can be integrated into leading vehicle history report providers. This data helps our dealers and commercial partners buy and sell vehicles and accurately assess and document vehicle condition. Dealers utilize the True360 Report to make wholesale and retail transaction decisions with confidence both on and off our marketplace. The True360 Reports can be used with leading vehicle history report providers, such as CarFax and AutoCheck, to increase transparency. Commercial partners use our detailed and marketable True360 commercial inspection reports to better price and sell their used vehicle inventory.
•ACV Market Report. We provide transaction data and condition reports for comparable used vehicles, including pricing data from third-party sources. With a full picture of how previous vehicle sales have performed, our ACV Market Report gives dealers another tool to determine pricing and valuation strategies for used vehicles. The report provides a range from the low value to high value of the year, make, and model sold on the digital marketplace, and will list all of the vehicle’s information including location, date, mileage and sold price. Dealers can utilize filters to further narrow down results in order to get the best picture to assess the pricing strategy for that particular vehicle.
•ACV MAX. Through our inventory management software offering, we enable dealers to manage their inventory and set pricing more effectively while turning vehicles faster and maximizing profit by leveraging predictive analytics informed by artificial intelligence, machine learning, and market data.
Data and Technology
Data and technology are the foundations of our marketplace platform and underpin everything we do. Our core data and technology capabilities include inspection, vehicle intelligence, marketplace enablement, and operations automation.
•Inspection
•Condition Report. We provide thorough, comprehensive inspections and reports that feature approximately 100 details such as cosmetic irregularities including paint quality, as well as structural assessments that identify prior repairs or existing damages. For the cosmetic and structural analysis, our inspectors complete metering of all paint surfaces to help identify irregularities in paint quality and assess the structure of the vehicle to identify prior repairs or existing damages. Inspectors also use drivetrain and mechanical analyses to read and clear diagnostic trouble codes, and identify potential resolutions for them. For interior and exterior reviews, inspectors complete a detailed evaluation of the vehicle, ranging from the cupholder and gauge, to the tires.
•Virtual Lift. We offer a high definition look at a vehicle’s undercarriage without having to put the vehicle on a lift through Virtual Lift. This is a portable, lightweight, drive-over solution utilizing mobile device technology that can be operated by a single inspector in a matter of minutes. Virtual Lift elevates the level of trust and transparency on our digital marketplace by providing a digital look into a vehicle’s undercarriage.
•Apex. Apex is a proprietary wireless suite of data-gathering sensors. This application-driven device utilizes a multi-microphone array to capture higher quality engine sound recordings as compared to our previous data-gathering sensor AMP. This allows for real-time sharing of a vehicle’s engine sound and combines this data with information and inputs from a host of other sensors, including but not limited to non-audible range acoustics, vibration, atmospheric, VOC, and gyroscopic data. The enhanced audio signature is not only designed to give buyers the highest quality listening experience in the industry, but it is also customized to be compatible with our engine fault detection machine learning models. Utilizing and building upon our existing AMP advanced machine learning algorithms, we leverage our extensive vehicle database to provide guided insights on vehicle engine conditions at the time of inspection. The Apex sensor platforms are compatible with multiple of ACV's built applications and can be utilized using iOS and Android-powered devices.
•Vehicle Intelligence. Our marketplace platform is fueled by the data we collect through our proprietary technology, inspections, and activity on our marketplace, as well as third-party market data. We store, analyze, and connect this data to create comprehensive analytics tailored for our dealers and commercial partners. Our pricing engine utilizes our extensive repository of data to help predict wholesale and retail vehicle valuations at scale, and dealers can price any vehicle anywhere.

•Marketplace Enablement
•MyACV. We provide an application that serves as our customers’ gateway to our digital marketplace through our mobile app, website, or directly leveraging our APIs. MyACV offers user-friendly product features for our customers including personalization, inventory discovery, bidding, purchasing, finalization of post-sale payment options, and additional services including transportation and financing. Our navigation feature accommodates a constantly increasing list of capabilities, like the data export feature that allows dealers to download won, sold, and saved auction details.
•Private Marketplaces. Our private marketplace offering powers private sales for dealer groups and commercial partners, permitting the customization of participants, schedule and duration, bidding, purchasing, and pricing rules. Our customers are able to curate and customize their audience, auction schedule and duration, and bid policy, among other items, in a co-branded interface.
•Operations Automation. Investments in our technology platform have unlocked process workflow optimization and automation for pre- and post-auction services. Our configurable and integrated services support payment processing, risk management, processing of titles by a dedicated ACV team or automated through machine learning, arbitration, and transportation services.
•Live Appraisal. Through live appraisals, we enable dealers to quickly assess the value of potential trade-in vehicles from consumers.
•Programmatic Buying. Programmatic buying, driven by data from our industry-leading condition reports, allows our customers with their own technology platforms to integrate directly with ACV's real-time APIs to receive vehicle notifications and generate bids on our marketplace. In addition, our programmatic buying user experience SAM (Smart Acquisition Manager) enables any dealer to participate in programmatic buying on our marketplace by creating detailed inventory wish lists with automatic bidding rules to help them source their inventory needs.
Key Advantages to our Marketplace Platform
Our competitive advantage results from our deep expertise in the used vehicle market, a transparent, digital approach for our dealers and commercial partners, and a comprehensive suite of products and services:
Transparent, Digital Approach Unlocks a More Efficient Market. Our marketplace platform and comprehensive suite of products and services provides greater access to trusted inventory and speed to liquidity for our dealers and commercial partners. Our differentiated approach to vehicle insights also allows us to stand behind vehicles listed on our marketplace and truly partner with our customers. Go Green is a highly differentiated product which provides the seller with an assurance against claims of defects in the vehicle that are not disclosed in our condition report and which otherwise may have exposed the seller to loss as a result of arbitration with the vehicle buyer. We believe our approach instills more confidence for our customers to transact digitally and we enable transactions that may not have happened in the traditional physical auction process.
Industry Leading Marketplace Platform with Significant Scale. The power of our marketplace platform is evidenced through our scale and growth. In 2024, we had 20,975 active Marketplace Buyers and 14,377 active Marketplace Sellers generating $9.5 billion Marketplace GMV, which changed by 23%, 25%, and 8%, respectively, from the prior year. Our marketplace platform provides sellers with efficient channels to wholesale their vehicles and access to thousands of dealers nationwide, and provides buyers with a real-time view of extensive vehicle inventory, all at the touch of a button. We believe our ability to build vibrant local and regional networks of Marketplace Buyers and Marketplace Sellers, combined with our nationwide coverage, creates a strong competitive advantage.
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
Mission-Driven Culture and Proven Team. We believe the happiness of our teammates leads to successful business operations, and comes from learning and engaging in fulfilling work, which results in ample professional growth opportunities. Additionally, we represent the successful creation of an entrepreneurial ecosystem in our hometown, and our success enables us to attract some of the best talent in the region and across the country. Our leadership team is composed of seasoned executives with demonstrated track records of scaling businesses across auto, consumer, marketplace and technology companies.
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
Our territory managers also function as sales representatives, where they develop personal relationships with local dealers. Territory managers support our dealers, building awareness of our brand in the regions in which they operate. Our VCIs serve as a sales support team by building and cultivating relationships with our customers through multiple visits to customers in their territories. Given the strength of their relationships and frequency of interaction with our dealers, VCIs often double as informal relationship managers and can be a key point of contact for dealers on our digital marketplace.
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
We acquire new customers through a variety of marketing channels including digital (e.g. paid search, search engine optimization, display, social, video and influencer marketing), direct marketing (e.g. promotional and brand building) and outbound business development. The marketing and business development teams own the customer relationship from initial inquiry to sign-up. After onboarding they are assigned a dedicated account manager or territory manager for on-going support. Engagement with our customers is driven by ongoing and regular communications from their account managers or territory managers and VCIs. Additionally, account managers and territory managers determine appropriate promotions to re-engage buyers and sellers, as well as an incentive for new customers to sign-up and engage.

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
We have a proven leadership team composed of seasoned executives with demonstrated track records of scaling businesses, as well as business leaders from across auto, consumer, and marketplace and technology businesses. As of December 31, 2024, we had over 2,900 teammates, including our more than 780 highly sophisticated VCIs that help support our relationships with our customers nationwide.
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
Our revenue was $637.2 million and $481.2 million for the years ended December 31, 2024 and 2023, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, it is possible that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, changes to technology, a decrease in the growth of our overall market or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of additional factors, including our ability to:
•increase the number of customers transacting on or through our marketplace platform, as well as increase the use of our products and services from new or existing customers;
•further enhance the quality of our marketplace platform and value-added products and services, introduce high quality new products and services on our marketplace platform, and develop technology related thereto;
•price our products and services effectively so that we are able to attract new customers and expand transactions through our existing customers;
•effectively grow the size of our workforce to address demand for our products and services over time;
•successfully identify and acquire or invest in businesses, products or technologies that we believe could complement or expand our marketplace platform;
•successfully achieve our marketing goals and increase awareness of our brand;
•successfully compete with our competitors;
•successfully integrate acquired businesses; and
•successfully expand into new territories, including in markets outside of the United States.
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
We have experienced net losses in each annual period since inception. We generated net losses of $79.7 million and $75.3 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $502.3 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future, particularly in light of ongoing macroeconomic and geopolitical factors. Costs and expenses could fluctuate in future periods, which could negatively affect our future results of operations. In particular, we expect that we will continue to expend substantial financial and other resources on:
•our online digital marketplace, including systems architecture, scalability, availability, performance and security;
•the development of new products and services, as well as investments in further optimizing our existing products and services;
•our sales organization, operations teams, and customer support teams to engage our existing and prospective customers, increase usage by existing customers, drive adoption of our products, expand use cases and integrations and support expansion;
•acquisitions or strategic investments, including on post-acquisition investment to develop acquired companies;
•expansion into new markets, including in markets outside of the United States;
•increased headcount; and
•general administration, including increased legal and accounting expenses associated with being a public company.
Our efforts to grow our business may not be successful or may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Class A common stock may significantly decrease.
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
We commenced operations in 2014. As a result of our limited operating history, our ability to accurately forecast our future results of operations and financial condition is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our revenue, results of operations, cash flows and financial condition have historically varied from period to period, and we expect that they will continue to do so; therefore, our historical revenue growth should not be considered indicative of our future performance or financial condition. Further, in future periods, our revenue growth could slow, our revenue could decline and/or our financial condition may be adversely impacted for a number of reasons, many of which are outside of our control, including:
•the level of demand for our online marketplace and our value-added products and services, including fluctuation in our business;
•our ability to retain existing customers, as well as our ability to increase sales of our full platform of products and services to existing customers;
•growth rates and variations in the revenue mix of our marketplace and inspection products and services offerings;
•differences between buyer and seller vehicle pricing expectations;
•the timing and growth of our business, in particular through our hiring of new employees and expansion into additional markets;
•changes in our business model;
•the introduction of new products and services and enhancement of existing products and services by existing competitors or new entrants into our market, and changes in pricing offered by us or our competitors;
•network outages, security breaches, cyber-attacks, fraud, technical difficulties or interruptions, or other similar incidents with respect to our marketplace platform;
•changes in the growth rate of the markets in which we compete;

•changes in customers’ budgets, including as a result of rising prices, interest rate increases, increases in energy costs and other adverse developments in macroeconomic conditions;
•seasonal variations related to sales and marketing and other activities;
•our ability to control costs, including our operating expenses and vehicle arbitration costs;
•our ability to recruit, train and retain our inspectors;
•the perception of our business and brand among our customer base;
•unforeseen litigation and actual or alleged intellectual property infringement, misappropriation or other violation;
•fluctuations in our effective tax rate;
•fluctuations in the amount of auction float on our balance sheet;
•general economic and political conditions, as well as economic conditions specifically affecting the automotive industry, including as a result of the actual or threatened imposition of tariffs or other trade measures; and
•natural disasters, weather events, pandemics, or energy or telecommunications failures.
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
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to develop new products or services or sustain and further improve existing products and services, expand our geographical footprint, enhance our operating infrastructure, increase our marketing and sales expenditures to improve our brand awareness, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to operate our business, obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations and financial condition may be harmed.

Pursuant to the terms of our outstanding indebtedness, we may be limited in our ability to incur future debt.
In August 2021, we entered into a first lien revolving credit facility, or the 2021 Revolver, with JPMorgan Chase Bank, N.A, which provided a $160 million senior secured revolving credit facility with a maturity date of August 24, 2026. On June 1, 2023, we entered into an Amendment on the 2021 Revolver which modified the rate at which interest payments are indexed to from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Our obligations under the 2021 Revolver are secured by substantially all of our assets.
Additionally, on June 20, 2024, we entered into a revolving credit and security agreement with CitiBank, N.A., providing for a revolving warehouse facility, or the Warehouse Facility, with a maximum availability of $125.0 million principle amount, under which the revolving features ends on June 20, 2026.
Pursuant to the terms of the credit agreements governing the 2021 Revolver and the Warehouse Facility, we are limited in our ability to incur additional indebtedness other than on the terms and conditions thereof. In addition, a failure to comply with the covenants under the 2021 Revolver or the Warehouse Facility could result in an event of default by us and an acceleration of amounts due. Further, the Warehouse Facility includes certain affirmative and negative covenants that apply to our financing operations, and restricts the ability of our financing operations to make certain changes to its underwriting guidelines, enter into certain agreements, incur certain indebtedness or make certain restricted payments, among other things. If an event of default occurs that is not waived by the lenders, and the lenders accelerate any amounts due, we may not be able to make accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness, which could have a material adverse effect on our business and results of operations.
We may be adversely affected by fluctuations in benchmark interest rates because of our 2021 Revolver and Warehouse Facility.
Our 2021 Revolver provides for an interest rate, at our option, based on the SOFR or an Alternate Base Rate, plus an applicable margin. Our Warehouse Facility also provides for an interest rate based on SOFR. Benchmark interest rates are sensitive to a number of factors, including changes in economic, monetary and fiscal policies in the United States and abroad and other factors beyond our control. A significant increase in such rates could have an adverse effect on our business, financial condition and liquidity. See the section titled "Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk" for additional information on our exposure to interest rate risk.
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
Currently, our marketplace platform consists of our digital marketplace, including our auction and value-added services, ACV Capital and ACV Transportation, and Go Green assurance; remarketing centers; data services, including our True360 and ACV Market reports and ACV MAX inventory software management offerings; and data and technology, including our inspection software. If we introduce new products and services or expand existing offerings on our marketplace platform, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources to familiarize ourselves with such frameworks and the possibility that returns on such investments may not be achieved for several years, if at all. In attempting to establish new offerings, we expect to incur significant expenses and face various other challenges, such as expanding our engineering team, sales team and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these products and services to customers, and failure to do so could compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, may harm our business, results of operations and financial condition.
We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business, results of operations and financial condition.
We mainly compete with large, national physical vehicle auction companies, such as Manheim, a subsidiary of Cox Enterprises, Inc., Adesa, a subsidiary of Carvana, and OPENLANE. The physical vehicle auction market in North America is largely consolidated, with Manheim and Adesa serving as large players in the market. Manheim has expanded into online wholesale marketplaces and auctions, and OPENLANE is also competing in the online wholesale auction market. We also compete with smaller chains of auctions and independent auctions in the physical market, and with a number of smaller digital marketplace companies.
Our future success also depends on our ability to respond to evolving industry trends, changes in customer requirements and new technologies. If new industry trends take hold, the automotive remarketing industry’s economics could significantly change, and we may need to incur additional costs or otherwise alter our business model to adapt to these changes. Some of our competitors have much greater financial and marketing resources than we have, may be able to respond more quickly to evolving industry dynamics and changes in customer requirements, or may be able to devote greater resources to the development, promotion and sale of new or emerging services and technologies. Our ability to successfully grow through investments in the area of emerging opportunities depends on many factors, including advancements in technology, regulatory changes and other factors that are difficult to predict. If we are unable to compete successfully or to successfully adapt to industry changes, our business may be harmed.
Our business depends on growing the share of wholesale transactions from existing customers, and the failure to do so could have a material adverse effect on our business, results of operations and financial condition.
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
Decreases in the supply of used vehicles coming to the wholesale market could reduce the number of vehicles sold through our marketplace. The number of new and used vehicles that are purchased or leased by consumers affects the supply of vehicles coming to auction in future periods. For example, an erosion of retail demand for new and used vehicles including, but not limited to, as a result of the imposition of tariffs and retaliatory actions taken in response thereto, could cause lenders to reduce originations of new loans and leases, and lead to manufacturing capacity reductions by automakers selling vehicles in the United States. Capacity reductions or supply shortages, including as a result of disruptions to supply chains, could depress the number of vehicles coming to the wholesale market in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting auction volumes. If the supply of used vehicles coming to the wholesale market declines, our revenue and profitability may be harmed.
Our business is sensitive to changes in the prices of used vehicles.
Any significant changes in retail prices for new or used vehicles could harm our business. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles (as occurred in recent years), it could make buying a new vehicle more attractive to consumers than buying a used vehicle, which could result in reduced used vehicle wholesale sales and adversely impact our business, results of operations and financial condition. Used vehicle prices may affect the volume of vehicles entered for sale in our marketplace and the demand for those used vehicles, the fee revenue per unit, and our ability to obtain and retain customers. When used vehicle prices are high (as they have been in recent years), used vehicle dealers may retail more of their trade-in vehicles on their own rather than selling them through our marketplace. Additionally, manufacturer incentives, including financing, could contribute to narrowing the price gap between new and used vehicles.
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
We face risks with respect to the condition of vehicles sold through our marketplace. We are engaged to inspect the majority of vehicles sold through our marketplace. We periodically receive complaints from buyers and sellers who believe our inspection reports are not consistent with the condition of the relevant vehicle sold through our marketplace. While our terms of service and arbitration policy provide that we make no representations or guarantees regarding any vehicles sold through our marketplace, if our inspection reports are found to be inaccurate or otherwise fail to disclose material defects with vehicles, we risk diminished customer confidence in and use of our services. We also commit in some circumstances to covering the cost of undisclosed cosmetic damage. If we fail to disclose cosmetic damages in our inspection reports for a large number of transactions it could adversely affect our business, results of operations, and financial condition. In addition, buyers may be entitled in certain circumstances to cancellation of their purchase, which could reduce the amount of revenue we earn from the relevant sale.
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
Moreover, our acquisition strategy related to Remarketing Centers involves certain risks. In connection with any acquired business, we will need to ensure the security of vehicles and safety of our employees and customers, negotiate favorable lease terms, obtain any necessary permits and licenses, hire, train and retain our personnel, and coordinate with our digital marketplace so as to minimize any internal competition. Live auctions at the Remarketing Centers may be delayed or canceled due to weather-related or other events. If any acquired business fails to achieve, or is unable to sustain, acceptable profitability levels, our business, results of operations and financial condition may be adversely affected.
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
Prospective purchasers of vehicles may choose not to shop online, which could prevent us from growing our business.
Our success will depend, in part, on our ability to attract additional customers who have historically purchased vehicles through physical auctions. If we fail to convince potential customers who have historically purchased vehicles entirely or primarily through physical auctions to use our digital marketplace, we may not be able to grow at the rate we expect and our business may suffer. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or offer more incentives than we currently anticipate in order to attract additional buyers to our digital marketplace and convert them into participants on our online auction marketplace. Specific factors that could prevent participants from transacting on our marketplace platform include:
•concerns about buying vehicles without the ability to physically examine such vehicles;
•pricing that does not meet the expectations of our auction participants;
•delayed deliveries;
•real or perceived concerns about the quality of our inspection reports;
•inconvenience with returning or exchanging vehicles purchased online;
•concerns about the security of online transactions and data privacy and security with respect to personal information; and
•usability, functionality and features of our marketplace platform.
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
Other factors that may cause our quarterly results to fluctuate include, without limitation:
•our ability to attract new customers;
•our ability to generate revenue from our value-added products and services;
•changes in the competitive dynamics of our industry;
•the regulatory environment;
•expenses associated with unforeseen quality issues;
•macroeconomic or geopolitical conditions and armed conflicts;
•seasonality of the automotive industry; and
•litigation or other claims against us.
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
Complaints or negative publicity about our business practices, inspection quality, compliance with applicable laws and regulations, data privacy and security or other aspects of our business, including on blogs and social media websites, could diminish customer confidence in our marketplace platform and adversely affect our brand, irrespective of their validity. The growing use of social media increases the speed with which information and opinions can be shared and thus the speed with which our reputation can be damaged. If we fail to correct or mitigate misinformation or negative information about us, our marketplace platform, our customer experience, our brand or any aspect of our business, including information spread through social media or traditional media channels, it may harm our business, results of operations and financial condition.
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
We rely on third-party carriers to transport vehicles sold through our marketplace to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices, driver shortages, unauthorized subcontracting, and lack of reliability of many independent carriers. Our third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of timeliness and care while handling the vehicles, which may harm our business.
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
Our business is affected by general business and economic conditions. Changes in economic, monetary, fiscal and trade policies in the United States and abroad and fluctuations in exchange rates, as well as ongoing military conflicts, including between Russia and Ukraine and the conflicts in the Middle East, may have the effect of heightening our exposure to several risks. We are dependent on the supply of used vehicles in the wholesale market, and our financial performance depends, in part, on conditions in the automotive industry. During past global economic downturns, there has been an erosion of retail demand for new and used vehicles that, together with other factors such as financial market instability, led many lenders to reduce originations of new loans and leases and led to significant manufacturing capacity reductions by automakers selling vehicles in the United States and Canada. Capacity reductions could depress the number of vehicles that become part of the wholesale market in the future and could lead to reduced numbers of vehicles from various suppliers, negatively impacting our volumes. In addition, weak growth in or declining new vehicle sales negatively impacts used vehicle trade-ins to dealers and wholesale volumes. These factors could adversely affect our revenue and profitability.
In addition, we may experience a decrease in demand for used vehicles from buyers due to factors including the pricing of or the lack of availability of consumer credit and declines in consumer spending and consumer confidence. Adverse credit conditions also affect the ability of dealers to secure financing to purchase used vehicles on the wholesale market, which further negatively affects buyer demand. In addition, a reduction in the number of franchised and independent used car dealers may reduce dealer demand for used vehicles.
Consumer purchases of new and used vehicles may also be adversely affected by economic conditions such as employment levels, wage and salary levels, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, the availability of consumer credit, tariffs, and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower. Changes to U.S. federal tax policy may negatively affect consumer spending.
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
Dealer consolidations or closures could reduce demand for our products, which may decrease our revenue. In the past, the number of U.S. dealers has declined due to dealership consolidations and closures as a result of varying factors, such as increased competitive pressure from online vehicle retailers and global economic downturns. When dealers consolidate, the services they previously purchased separately are often purchased by the combined entity in a lesser quantity or for a lower aggregate price than before, leading to volume compression and loss of revenue. Further dealership consolidations or closures could reduce the aggregate demand for our marketplace platform and value-added products and services. If dealership consolidations and closures occur in the future, our business may be harmed.
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
Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, acts of war, adverse weather events, global pandemics, geopolitical tensions, armed conflicts, acts of terrorism, human errors, infrastructure failures, energy crises and similar events. The third-party systems and operations on which we rely are subject to similar risks. For example, we rely on FedEx to ship and deliver titles in connection with vehicle sales through our marketplace, and the disruption to FedEx’s service as a result of a natural disaster could have an adverse effect on our business, results of operations and financial conditions. Geopolitical tensions, armed conflicts, or acts of terrorism could also cause disruptions in our businesses, consumer demand or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as if a natural disaster affects main transportation routes for the delivery of vehicles. Any such disruptions could negatively affect our ability to run our business, which could have an adverse effect on our business, results of operations and financial condition.
Risks Related to Information Technology and Intellectual Property
We may not properly leverage or make the appropriate investment in technology advancements, which could result in the loss of any sustainable competitive advantage in products, services and processes.
Our business is dependent on our data-driven marketplace platform. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. Understanding technology innovation is necessary to retain our competitive advantage. We may not be successful in developing, acquiring or implementing new data-driven products, services, and technologies which are competitive and responsive to the needs of our customers. Such products, services, and technologies, which are rapidly evolving, include those that use artificial intelligence. We might lack sufficient resources to continue to make the significant investments in information technology, including artificial intelligence, to compete with our competitors. Certain information technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. We may not be able to develop or implement these initiatives in a cost-effective, timely manner or at all. There can be no assurance that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new kinds of technology innovations, market developments and changing customer needs, our business may be harmed.
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
As dealers increasingly use technology-based services, including our marketplace and other offerings, our success will depend, in part, on our ability to provide customers with a robust and user-friendly experience on our marketplace platform. Given a greater focus on technology in the automotive industry, our future success depends in part on our ability to provide enhanced functionality for dealers who use the web and mobile devices to purchase used vehicles and increase the number of transactions with us that are completed by those dealers. Our ability to provide a compelling user experience, both on the web and through mobile devices, is subject to a number of factors, including:
•our ability to maintain an attractive marketplace for our customers;
•our ability to continue to innovate and introduce products for our marketplace;
•our ability to launch new products that are effective and have a high degree of customer engagement, including products that are powered by artificial intelligence;
•our ability to maintain the compatibility of our mobile application with operating systems, such as iOS and Android, and with popular mobile devices running such operating systems; and
•our ability to access the right types of data in sufficient amounts to enable us to provide relevant information to customers, including pricing information which informs our pricing engine and accurate vehicle details which inform our inspection reports.
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
Our marketplace platform allows for the storage and transmission of our customers’ proprietary or confidential information, which may include personal information or other information. We may use third-party service providers and subprocessors to help us deliver services, including payment services, to our customers. These vendors may store or process confidential and personal information, payment card information, or other information on our behalf.
Security breaches, cyber-attacks and other similar incidents continue to increase, and marketplace platforms such as ours may be subject to such incidents. These threats, which are becoming increasingly difficult to detect, are perpetuated by a variety of sources, including traditional computer “hackers,” employees or contractors engaging in theft or misuse, organized criminal threat actors, nation-states and nation-state-supported actors. We and our third-party service providers may be subject to a variety of these evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), viruses, denial-of-service attacks (such as credential stuffing), malware installation, ransomware attacks, supply-chain attacks, the malicious introduction of software bugs, or attempts to cause hardware failures. These threats are becoming increasingly prevalent and severe, especially as criminal threat actors leverage artificial intelligence-based technologies and services, and can lead to significant interruptions in our operations, loss of data, information and income, reputational harm, and diversion of funds. Similarly, supply chain-attacks have increased in frequency and severity and we cannot guarantee that third parties and infrastructure in our supply chain and our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services.
While we have security measures in place designed to protect customer information and prevent data loss, security breaches, cyber-attacks and other similar incidents, there can be no assurance that our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ information on our behalf will be effective in protecting against unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information, marketplace platform or our customers’ information, including personal information, particularly given that our ability to monitor our third-party service providers’ information security practices is limited. The techniques used to sabotage or to obtain unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our marketplace platform, systems, networks or physical facilities in which our information or our customers' information is stored or through which information is transmitted change frequently and often are not identified until they are launched against a target, and we may be unable to implement adequate preventative measures or stop security breaches, cyber-attacks or other similar incidents while they are occurring. The security measures that we have integrated into our marketplace platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, cyber-attacks and other similar incidents, may not be adequate to prevent or detect service interruption, system failure or data loss. Our marketplace platform, systems, networks, and physical facilities could also be breached or information could be otherwise compromised due to employee, contractor or customer error, negligence or malfeasance, if, for example, third parties fraudulently induce our employees, contractors or our customers to disclose information or user names or passwords, or otherwise compromise the security of our marketplace platform, networks, systems and physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to, marketplace platforms, systems, networks or physical facilities. See the section titled “Cybersecurity” for additional information on certain aspects of our approach to cybersecurity risk management and strategy.
We are required to comply with laws, regulations, rules, industry codes of conduct, policies, standards and other obligations that require us to maintain reasonable security measures designed to protect personal information, in our possession, custody, or control. We have legal obligations to notify relevant stakeholders of certain security breaches, cyber-attacks and other similar incidents. Such mandatory disclosures are costly and could lead to adverse consequences. These consequences may include: government enforcement actions and consequences (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing information (including personal information); litigation (including class claims); indemnification obligations; negative publicity, which may cause our customers to lose confidence in the effectiveness of our security measures and require us to expend significant capital and other resources to respond to or alleviate problems; interruptions in our operations (including availability of information); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our products/services, deter new customers from using our products/services, and negatively impact our ability to grow and operate our business.
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
In the ordinary course of business, we collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share and otherwise process confidential, proprietary and personal information. There are numerous federal, state, local and international laws, regulations, rules, industry codes of conduct, policies and standards regarding data privacy and security, including the processing of personal information and other data. The regulatory framework for data privacy and security is in considerable flux and continuously evolving. Our obligations related to data privacy and security are subject to change and subject to differing interpretations and may be costly to comply with, inconsistent between jurisdictions or conflicting with other rules, and could inhibit our ability to collect, process and store this information.
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
As part of our efforts to protect our intellectual property, technology and confidential information, a majority of our employees and consultants have entered into confidentiality and assignment of inventions agreements, and we also require certain third parties to enter into nondisclosure agreements. However, we may fail to enter into such agreements with all applicable parties, and such agreements may also not effectively grant all necessary rights to any inventions that may have been developed by our employees and consultants. In addition, such agreements may not be self-executing, may not effectively prevent misappropriation or unauthorized use or disclosure of our trade secrets, confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our trade secrets, confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology. Use of artificial intelligence by our employees and vendors, whether authorized or unauthorized, also increases the risk that our intellectual property and other proprietary and confidential information may be unintentionally disclosed.
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
Our commercial success depends on our ability to develop and commercialize our products and services and use our internally developed technology without infringing the intellectual property or proprietary rights of third parties. Intellectual property disputes can be costly to defend and may cause our business, result of operations and financial condition to suffer. Whether merited or not, we, our partners or parties indemnified by us may face claims of infringement, misappropriation or other violation of third-party intellectual property rights that could interfere with our ability to market, promote and sell our brands, products and services. Such claims may be made by competitors seeking to obtain a competitive advantage or by other parties. Additionally, individuals and groups continue to purchase intellectual property assets for the purpose of making intellectual property claims or filing litigation against companies like ours. It may be necessary for us to initiate litigation to defend ourselves in order to determine the scope, enforceability, validity or ownership of third-party intellectual property or proprietary rights, or to establish our respective rights. We may not be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue claims, regardless of whether such claims have merit, that can be time-consuming, divert management’s attention and financial resources and be costly to evaluate and defend. The result of any such litigation is difficult to predict and may require us to stop commercializing or using our technology, obtain licenses, modify our marketplace platform, services and technology while we develop non-infringing substitutes or incur substantial damages, settlement costs or face a temporary or permanent injunction prohibiting us from marketing or providing the affected products and services. If we require a third-party license, it may not be available on reasonable terms or at all, and we may have to pay substantial royalties and upfront or ongoing fees, or grant cross-licenses to our own intellectual property rights. Such licenses may also be non-exclusive, which could allow competitors and other parties to use the subject technology in competition with us. We may also have to redesign our marketplace platform, services and technology so they do not infringe, misappropriate or otherwise violate third-party intellectual property rights, which may not be possible or may require substantial monetary expenditures and time, during which our technology may not be available for commercialization or use. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations. If we cannot or do not obtain a third-party license to the infringed technology at all, license the technology on reasonable terms or obtain similar technology from another source, our revenue and earnings could be adversely impacted.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive the foregoing to be negative, it could have a material adverse effect on the price of our Class A common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
If we are not able to maintain, enhance and protect our reputation and brand recognition through the maintenance and protection of trademarks, our business may be harmed.
We have certain trademarks that are important to our business, such as the ACV Auctions trademark and the ACV logo. If we fail to adequately protect or enforce our rights under these trademarks, we may lose the ability to use those trademarks or to prevent others from using them, which could adversely harm our reputation and our business. While we have secured registration of several of our trademarks in the United States, and are actively seeking additional registrations in the United States and Canada, it is possible that others may assert senior rights to similar trademarks, in the United

States and internationally, and seek to prevent our use and registration of our trademarks in certain jurisdictions. Our pending trademark or service mark applications may not result in such marks being registered, and we may not be able to use these trademarks or service marks to commercialize our technologies in the relevant jurisdictions.
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
Risks Related to Government Regulation and Litigation
We operate in highly regulated industries and either are or may be subject to a wide range of federal, state, local, and international laws and regulations and our failure to comply with these laws and regulations may force us to change our operations or harm our business.
The industry in which we operate is and will continue to be subject to extensive U.S. federal, state, local and international laws and regulations. The wholesale, financing and transportation of used vehicles are regulated by the states in which we operate and by the U.S. federal government. These laws can vary significantly from state to state. In addition, we are subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage, processing, transfer and other use of personal information and other customer data. We are also subject to federal and state laws, such as the Equal Credit Opportunity Act and prohibitions against unfair or deceptive acts or practices. Further, as our customer base evolves, such customers may be subject to additional regulations, have policies with which we need to comply, or may be more risk averse, or we may be subject to additional regulations based on the type of customers we engage. The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include the FTC, the U.S. Department of Transportation, U.S. Treasury, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice, the U.S. Federal Communications Commission and the U.S. Equal Employment Opportunity Commission. We are subject to regulation by individual state financial regulatory agencies. We also are subject to audit by such state regulatory authorities. Additionally, we may be subject to regulation by individual state dealer licensing authorities and state consumer protection agencies.
The wholesale sale of used vehicles through our marketplace platform, financing, and our service offerings may be subject to state and local licensing requirements. Despite our belief that we are not subject to the licensing requirements of such jurisdictions related to use of our digital marketplace by customers to wholesale used vehicles, regulators of jurisdictions in which our customers reside for which we do not have a dealer or financing license could require that we obtain a license or otherwise comply with various state regulations. Regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those jurisdictions, any of which may inhibit our ability to do business in those jurisdictions, increase our operating expenses and adversely affect our business, results of operations and financial condition.
In addition to these laws and regulations, our facilities and business operations are subject to a wide array of federal, state, local, and international laws and regulations relating to occupational health and safety, zoning, and other broadly applicable business regulations. We also are subject to laws and regulations involving taxes, privacy and data security, anti-spam, content protection, electronic contracts and communications, mobile communications, unencumbered internet access to our marketplace platform, the design and operation of websites and internet neutrality.
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
We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet and ecommerce. Existing and future regulations and laws could impede the growth of the internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, data privacy and security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, artificial intelligence, unencumbered internet access to our marketplace platform, the design and operation of websites and internet neutrality. There can be uncertainty how existing laws governing issues such as property ownership, licensing, sales and other taxes, and privacy apply to the internet as such laws may not contemplate or address the unique issues raised by the internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one market segment to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenue and increased expenses. For example, federal, state and local regulation regarding data privacy and security has become more significant, and laws such as the CCPA and GDPR may increase our costs of compliance.
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
Our net operating loss carryforwards, or NOLs, and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our U.S. Federal NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. As of December 31, 2024, we had U.S. federal and state NOLs of $348.0 million and $302.4 million, respectively. Of the U.S. federal NOLs, $12.3 million will expire beginning in the year 2035 and $335.7 million will carry forward indefinitely. As of December 31, 2024, we had Foreign NOLs of $17.8 million, which will carryforward indefinitely.
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
As a public company, we have incurred and will continue to incur significant finance, legal, accounting and other expenses, including director and officer liability insurance. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Stock Market, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have and may continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
We are obligated to maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on an annual basis. This assessment requires disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As a “large accelerated filer” under the Exchange Act, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting on an annual basis. We have been engaged in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, and our continued compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts.
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
The market price of our Class A common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
•actual or anticipated fluctuations in our results of operations and financial condition;
•variance in our financial performance from expectations of securities analysts;
•changes in our projected operating and financial results;
•announcements by us or our competitors of significant business developments, acquisitions, or new offerings;
•announcements or concerns regarding real or perceived quality, performance or capabilities with our products or similar products of our competitors;
•adoption of new regulations applicable to the industries in which we operate or the expectations concerning future regulatory developments;
•our involvement in litigation;
•future sales of our Class A common stock by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our Class A common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic and market conditions.
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

During the fourth quarter of 2024, the number of outstanding shares of our Class B common stock declined such that the total number of outstanding shares of our Class B common stock represented less than 5% of the aggregate number of outstanding shares of our Class A common stock and our Class B common stock. Under the terms of our amended and restated certificate of incorporation, our Class B common stock automatically converted to Class A common stock effective as of December 31, 2024. This resulted in 3,550,142 shares of Class A common stock being issued on December 31, 2024 with the related shares of Class B common stock being cancelled. In addition, there were 3,859,793 shares of Class A common stock issuable upon the exercise of options as of December 31, 2024. There were also 7,868,735 shares of Class A common stock issuable upon the vesting of restricted stock units, or RSUs, outstanding as of December 31, 2024. We have registered all of the shares of Class A common stock issuable upon exercise or vesting of outstanding options or RSUs, respectively, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Class A common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.
Further, based on shares outstanding as of December 31, 2024, holders of a significant percentage of our capital stock, had rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Class A common stock could decline.
The market price and trading volume of our Class A common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price could be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Class A common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Class A common stock.
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
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Class A common stock;
•require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•prohibit cumulative voting in the election of directors;
•provide that our directors may be removed for cause only upon the vote of at least 66 2⁄3% of our outstanding shares of voting stock;

•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and
•require the approval of our board of directors to amend our bylaws and the approval of the holders of at least 66 2⁄3% of our outstanding shares of voting stock to amend certain provisions of our certificate of incorporation.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:
•any derivative claim or cause of action brought on our behalf;
•any claim or cause of action asserting a breach of fiduciary duty;
•any claim or cause of action against us arising under the Delaware General Corporation Law;
•any claim or cause of action arising under or seeking to interpret our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•any claim or cause of action against us that is governed by the internal affairs doctrine.
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
Our efforts are led by ACV's Chief Information Officer (“CIO”) with the oversight of our Audit Committee, Chief Legal Officer and Chief Financial Officer, who oversees a team of cybersecurity professionals (the “Cybersecurity Department”) dedicated to identifying, assessing, escalating, responding to, and recovering from cybersecurity threats on a day-to-day basis.
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
Item 2. Properties.
Our corporate headquarters are located at 640 Ellicott Street, Buffalo, New York. We lease other offices and facilities around the world, primarily in the United States and Canada. We do not own any real property.
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
As of February 14, 2025, there were 131 holders of record of our Class A common stock. Certain shares are held in street name and accordingly, the actual number of holders of record is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any dividends on our Class A common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements (including any restrictions in our debt arrangements), any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.
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
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The graph below shows a comparison, from March 24, 2021 (the date our Class A common stock commenced trading on Nasdaq) through December 31, 2024, of the cumulative total return to stockholders of our Class A common stock relative to the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index.

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

Comparison of Cumulative Total Return
Among ACV Auctions INC., the Nasdaq Composite Index, and the Nasdaq-100 Technology Sector Index
160
140
120
100
80
60
40
20
0
03/24/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K filed with the SEC on February 21, 2024.
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

	Year ended December 31,
	2024		2023
Marketplace Units	743,008		598,767
Marketplace GMV	$9.5	billion	$8.8	billion
Marketplace Buyers	20,975		17,121
Marketplace Sellers	14,377		11,505
Adjusted EBITDA	$28.1	million	$(18.2)	million
Marketplace Units
Marketplace Units is a key indicator of our potential for growth in Marketplace GMV and revenue. It demonstrates the overall engagement of our customers and our market share of wholesale transactions in the United States. We define Marketplace Units as the number of vehicles transacted within the applicable period. Marketplace Units transacted includes any vehicle that successfully reaches sold status, even if the auction is subsequently unwound, meaning the buyer or seller does not complete the transaction. These instances were immaterial in the periods presented. Marketplace Units exclude vehicles that were inspected by ACV, but not sold. Marketplace Units have generally increased as we have expanded our territory coverage, added new Marketplace Buyers and Marketplace Sellers increased our share of wholesale transactions from existing customers. Because we only earn auction and ancillary fees in the case of a successful auction, Marketplace Units will remain a critical driver of our revenue growth.
Marketplace GMV
Marketplace GMV is primarily driven by the volume and dollar value of Marketplace Units transactions. We believe that Marketplace GMV acts as an indicator of our success, signaling satisfaction of dealers and buyers, and the health, scale, and growth of our business. We define Marketplace GMV as the total dollar value of vehicles transacted within the applicable period, excluding any auction and ancillary fees. Because our definition of Marketplace Units does not include vehicles inspected but not sold, and because the value of the vehicle sold is not recognized as revenue, GMV does not represent revenue earned by us. We expect that Marketplace GMV will continue to grow as Marketplace Units grow, though at a varying rate within a given applicable period, as Marketplace GMV is also impacted by the value of each vehicle transacted. In periods of declining used vehicle values, Marketplace GMV may decline even while Marketplace Units increase.
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
•Deepen Relationships with Dealers and Commercial Partners. We have a team of VCIs that regularly interact with our customers, providing high-quality inspection services and developing strong customer relationships.
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
Grow Value-Added and Data Services
We continue to drive customer adoption of our existing value-added and data services and introduce new and complementary products. Our ability to drive higher attachment rates of existing value-added services, such as ACV Transportation and ACV Capital, will help grow our revenue. In 2019 we launched our financing arm, ACV Capital. In 2021, we added ACV MAX (formerly doing business as MAX Digital) flagship inventory management system to our portfolio of data services offerings. We continue to drive customer adoption of our data services such as our inventory management system, which enables dealers to accurately price wholesale and retail inventory while maximizing profit by leveraging predictive analytics informed by artificial intelligence. These data services enable our customers to make more informed inventory management decisions both on and off our digital marketplace. In addition, we will continue to focus on developing new products and services that enhance our marketplace platform in areas including new data-powered products. Our ability to drive customer adoption of these products and services is dependent on the pricing of our products, the offerings of our competitors and the effectiveness of our marketing efforts.
Investment in Growth
We are actively investing in our business. In order to support our future growth and expanded product offerings, we expect this investment to continue. We anticipate that our operating expenses will increase as we continue to build our sales and marketing efforts, expand our employee base and invest in our technology development. The investments we make in our marketplace platform are designed to grow our revenue opportunity and to improve our operating results in the long term, but these investments could also delay our ability to achieve or sustain profitability in the near term. Our success is dependent on making value-generative investments that support our future growth.
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
Results of Operations
The following table sets forth our Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Year ended December 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue

	(in thousands)
Revenue:
Marketplace and service revenue	$572,971	90%	$422,527	88%
Customer assurance revenue	64,185	10%	58,707	12%
Total revenue	637,156	100%	481,234	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)(6)	248,210	39%	192,707	40%
Customer assurance cost of revenue (excluding depreciation & amortization)	56,231	9%	51,747	11%
Operations and technology (1)(6)	162,700	26%	140,959	29%
Selling, general, and administrative (1)(3)(5)(6)	217,435	34%	166,510	35%
Depreciation and amortization (2)(4)	36,685	6%	18,988	4%
Total operating expenses	721,261		570,911
Income (loss) from operations	(84,105)		(89,677)
Other income (expense):
Interest income	9,337		16,507
Interest expense	(4,244)		(1,565)
Total other income (expense)	5,093		14,942
Income (loss) before income taxes	(79,012)		(74,735)
Provision for income taxes	688		526
Net income (loss)	$(79,700)		$(75,261)

(1)Includes stock-based compensation expense as follows:	Year ended December 31,
	2024	2023
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$1,065	$938
Operations and technology	16,595	10,875
Selling, general, and administrative	50,350	37,835
Stock-Based Compensation Expense	$68,010	$49,648

(2)Includes acquired intangible asset amortization as follows:	Year ended December 31,
	2024	2023
	(in thousands)
Depreciation and amortization	$11,687	$5,471

(3)Includes litigation-related costs as follows:	Year ended December 31,
	2024	2023
	(in thousands)
Selling, general, and administrative	$1,553	$—

(4)Includes amortization of capitalized stock-based compensation as follows:	Year ended December 31,
0	2024	2023
	(in thousands)
Depreciation and amortization	$4,675	$1,836

(5)Includes acquisition-related costs as follows:	Year ended December 31,
	2024	2023
	(in thousands)
Selling, general, and administrative	$3,966	$1,237

(6)Includes other adjustments as follows:	Year ended December 31,
0	2024	2023
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$—	$144
Operations and technology	46	18
Selling, general, and administrative	737	894
Other adjustments	$783	$1,056
Comparison of the Years Ended December 31, 2024 and December 31, 2023
Revenue
Marketplace and Service Revenue

	Year ended December 31,		$ Change	% Change
	2024	2023

	(in thousands)
Marketplace and service revenue	$572,971	$422,527	$150,444	36%
The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers. Revenue increases were primarily volume-driven. In addition, buyer fee rates were higher for the year ended December 31, 2024 compared to the year ended December 31, 2023. For the year ended December 31, 2024 compared to the year ended December 31, 2023, auction marketplace revenue increased to $303.0 million from $210.9 million and other marketplace revenue increased to $236.7 million from $179.0 million. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported.

Customer Assurance Revenue

	Year ended December 31,		$ Change	% Change
	2024	2023

	(in thousands)
Customer assurance revenue	$64,185	$58,707	$5,478	9%
The customer assurance revenue increase was primarily driven by an increase in Go Green assurance revenue. For the year ended December 31, 2024 compared to the year ended December 31, 2023, Go Green assurance revenue increased to $57.0 million from $52.1 million, driven by an increase in units that elected the Go Green offering and an increase in the fair value per unit sold that elected the Go Green offering year over year. Other assurance revenue increased to $7.2 million for the year ended December 31, 2024 from $6.6 million for the year ended December 31, 2023.
Operating Expenses
Marketplace and Service Cost of Revenue

	Year ended December 31,		$ Change	% Change
	2024	2023

	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$248,210	$192,707	$55,503	29%
Percentage of revenue	39%	40%
The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace cost of revenue. For the year ended December 31, 2024 compared to the year ended December 31, 2023, total cost attributed to generating auction marketplace revenue increased to $54.4 million from $35.8 million. The increase in auction marketplace cost of revenue is primarily due to increased units sold through our marketplace and costs associated with our acquired remarketing centers' delivery of auction marketplace revenue. Other marketplace cost of revenue increased to $173.0 million for the year ended December 31, 2024, compared to $135.3 million for the year ended December 31, 2023, primarily due to an increase in the units transported to buyers from sellers. Marketplace and service cost of revenue as a percentage of revenue decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023 as we continued to grow revenue and scale our business.
Customer Assurance Cost of Revenue

	Year ended December 31,		$ Change	% Change
	2024	2023

	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$56,231	$51,747	$4,484	9%
Percentage of revenue	9%	11%
The increase primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by an increase in the number of arbitration claims, due to increased volume of completed auctions where the customer elected the Go Green offering, and an increase in arbitration cost per unit sold. For the year ended December 31, 2024, Go Green assurance cost of revenue increased to $50.9 million from $46.5 million in the year ended December 31, 2023. Other assurance cost of revenue increased to $5.3 million from $5.2 million during the year ended December 31, 2024 and the year ended December 31, 2023. Customer assurance cost of revenues as a percentage of revenue decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023 as we continued to manage arbitration costs and grow revenue.

Operations and Technology Expenses

	Year ended December 31,		$ Change	% Change
	2024	2023

	(in thousands)
Operations and technology	$162,700	$140,959	$21,741	15%
Percentage of revenue	26%	29%
The increase primarily consisted of higher personnel expenses and related charges. For the year ended December 31, 2024 compared to the year ended December 31, 2023, personnel-related costs increased to $138.5 million from $118.8 million as a result of headcount increases and stock-based compensation in 2024. Software and technology expenses increased to $16.3 million from $15.2 million. Other expenses increased to $7.9 million from $7.0 million in the year ended December 31, 2024 compared to the year ended December 31, 2023. Operations and technology expense as a percentage of revenue decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023 as we continued our efforts to effectively manage costs while growing revenue.
Selling, General, and Administrative Expenses

	Year ended December 31,		$ Change	% Change
	2024	2023

	(in thousands)
Selling, general, and administrative	$217,435	$166,510	$50,925	31%
Percentage of revenue	34%	35%
The increase primarily consisted of higher personnel-related costs. For the year ended December 31, 2024 compared to the year ended December 31, 2023, personnel-related costs increased to $178.6 million from $138.7 million, primarily as a result of headcount increases and increased stock-based compensation in 2024. Non-personnel expenses increased to $38.9 million in the year ended December 31, 2024 from $27.8 million in the year ended December 31, 2023 as a result of increased facilities costs associated with our acquired remarketing centers and increased investment to support our future growth. Selling, general, and administrative expenses as a percentage of revenue decreased during the year ended December 31, 2024 compared to the year ended December 31, 2023 as we continued our efforts to effectively manage costs while growing revenue.
Depreciation and Amortization

	Year ended December 31,		$ Change	% Change
	2024	2023

	(in thousands)
Depreciation and amortization	$36,685	$18,988	$17,697	93%
Percentage of revenue	6%	4%
The increase was primarily due to an increase of $11.4 million in amortization of internal-use software costs along with an increase of $6.2 million in amortization related to acquired intangible assets. The increase in depreciation and amortization as a percentage of revenue is primarily due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense as well as increased amortization costs related to intangible assets from recent acquisitions.
Interest Income

	Year ended December 31,		$ Change	% Change
	2024	2023

	(in thousands)
Interest income	$9,337	$16,507	$(7,170)	(43)%

The decrease was primarily driven by a lower balance in our marketable securities portfolio during the year ended December 31, 2024 compared to the year ended December 31, 2023. Marketable securities were sold during the year ended December 31, 2024 and the related proceeds were used to complete acquisitions.
Interest Expense

	Year ended December 31,		$ Change	% Change
	2024	2023

	(in thousands)
Interest expense	$(4,244)	$(1,565)	$(2,679)	(171)%
The increase was primarily driven by an increase in borrowings and debt issuance fees during the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Provision for Income Taxes

	Year ended December 31,		$ Change	% Change
	2024	2023

	(in thousands)
Provision for income taxes	$688	$526	$162	31%
Our effective tax rate was approximately (0.9)% and (0.7%) for the year ended December 31, 2024 and 2023, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2024	2023
Adjusted EBITDA Reconciliation
Net income (loss)	$(79,700)	$(75,261)
Depreciation and amortization	36,807	19,285
Stock-based compensation	68,010	49,648
Interest (income) expense	(5,093)	(14,942)
Provision for income taxes	688	526
Acquisition-related costs	3,966	1,237
Litigation-related costs (1)	1,553	—
Other	1,905	1,298
Adjusted EBITDA	$28,136	$(18,209)

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

The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2024	2023
Non-GAAP Net loss Reconciliation
Net income (loss)	$(79,700)	$(75,261)
Stock-based compensation	68,010	49,648
Amortization of acquired intangible assets	11,687	5,471
Amortization of capitalized stock-based compensation	4,675	1,836
Acquisition-related costs	3,966	1,237
Litigation-related costs (1)	1,553	—
Other	783	1,056
Non-GAAP Net Income (loss)	$10,974	$(16,013)

(1) Litigation-related costs are related to an anti-competition case which we do not consider to be representative of our underlying operating performance
Liquidity and Capital Resources
We have financed operations since our inception primarily through our marketplace revenue, proceeds from sales of equity securities, and debt facilities.
As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $224.1 million, and investments in marketable securities totaling $46.0 million. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.
As of December 31, 2024, our principal commitments primarily consist of long-term debt and leases for facilities. We have $3.8 million of lease obligations due within a year, and an additional $37.3 million of lease obligations due at various dates through 2038. Refer to Note 10. Leases, of our consolidated financial statements.
In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of December 31, 2024 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our Consolidated Balance Sheets and Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.
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
The 2021 Revolver provides for a revolving line of credit in the aggregate principal amount of up to $160.0 million. The 2021 Revolver also includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets except for ACV Capital receivables. The interest rate applicable to the 2021 Revolver is, at our option, either (a) SOFR (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) (subject to a 0.00% SOFR floor), plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c)(i) 1.00% plus (ii) the adjusted SOFR rate for a one-month interest period. The 2021 Revolver has a maturity date of August 24, 2026. The 2021 Revolver contains customary covenants that limit our ability to enter into indebtedness, make distributions and make investments, among other restrictions. The 2021 Revolver also contains financial covenants that require us to maintain a minimum liquidity level and achieve specified trailing four quarter revenue targets. As of December 31, 2024, $56.5 million was drawn under the 2021 Revolver, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.3 million.
Warehouse Facility
On June 20, 2024, we entered into a revolving credit and security agreement with CitiBank, N.A., providing for a revolving warehouse facility (the "Warehouse Facility") with a maximum principal amount of $125.0 million. The revolving feature on the facility ends on June 20, 2026 and the facility matures twelve months later, unless sooner terminated or extended in accordance with its terms. The revolving credit facility was established to provide liquidity to fund new originations of auto floorplan loans by ACV Capital. The facility is secured by all assets of ACV Funding, including the auto floorplan loans owned by it.
Advances under the Warehouse Facility funded by asset-backed commercial paper conduit through the issuance of commercial paper notes will bear interest generally at a rate equivalent to the weighted average annual rate of all commercial paper notes issued by the commercial paper conduit to fund its advances, plus a margin of 3.00%. Advances funded by lenders that are not commercial paper conduits, or by commercial paper conduits funded through means other than the issuance of commercial paper notes, will bear interest generally at a rate equal to (i) Term SOFR for a period of one-month (subject to a 0.00% floor), plus 0.11448% or, in certain circumstances, the Alternate Base Rate, plus (ii) a margin of 3.00%. The Alternate Base Rate is the highest of (a) the prime rate quoted in the Wall Street Journal, (b) the NYFRB rate plus 0.50% and (c)(i) 1.00% plus (ii) the Term SOFR rate for a one-month interest period. The interest rate may be increased under certain circumstances, including upon the occurrence of an early amortization event or event of default under the warehouse documentation. ACV Funding must also pay upfront any unused fees in connection with the facility. As of December 31, 2024 borrowings under the Warehouse Facility were $66.5 million.
We were in compliance with all such applicable covenants as of December 31, 2024, and believe we are in compliance as of the date of this Yearly Report on Form 10-K.

Cash Flows from Operating, Investing, and Financing Activities
The following table shows a summary of our cash flows for the periods presented:

	Year ended December 31,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$65,397	$(17,885)
Net cash provided by (used in) investing activities	(15,863)	(110,972)
Net cash provided by (used in) financing activities	(7,874)	30,633
Effect of exchange rate	(166)	43
Net increase (decrease) in cash and equivalents	$41,494	$(98,181)
Operating Activities
Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, sales and marketing expenses and overhead expenses.
In the years ended December 31, 2024, and 2023, net cash provided by (used in) operating activities was $65.4 million and $(17.9) million, respectively. Net cash provided by operating activities during the year ended December 31, 2024 consisted primarily of cash arising from the generation of revenue from customers, offset by normal operating expenses, an increase in accounts payable to sellers and a decrease in accounts receivable from buyers. In the year ended December 31, 2023 net cash used in operating activities consisted primarily of a decrease to accounts receivable from buyers offset by a decrease in accounts payable to sellers. The increase in cash provided by operating activities during the year ended December 31, 2024 relative to the year ended December 31, 2023 is primarily due to increased revenues and the timing of collections and disbursements of funds related to auctions completed near period end.
Investing Activities
In the years ended December 31, 2024, and 2023, net cash used in investing activities was $15.9 million and $111.0 million, respectively. Net cash used in investing activities during the year ended December 31, 2024 was primarily related to the acquisition of businesses, investments in capitalized software, and growth of the financing receivables portfolio, partially offset by net proceeds from the sale and maturity of certain marketable securities. Net cash used in investing activities during the year ended December 31, 2023 was primarily due to the growth of the financing receivables portfolio, investments in capitalized software and acquisitions of businesses.
The decrease in net cash used in investing activities during the year ended December 31, 2024 relative to the year ended December 31, 2023 was primarily driven by increased net proceeds from the sale and maturity of certain marketable securities, offset by increased spending on acquisitions of businesses.
Financing Activities
In the years ended December 31, 2024, and 2023, net cash provided by (used in) financing activities was $(7.9) million and $30.6 million, respectively. Net cash provided by (used in) financing activities during the year ended December 31, 2024 relates to payments of RSU tax withholding net of proceeds from other equity plan activity, offset by proceeds from long term debt, net of repayments of long term debt . Net cash provided by (used in) in financing activities during the year ended December 31, 2023 related to proceeds, net of repayments, on long term debt, partially offset by payments of RSU tax withholding net of proceeds from other equity plan activity.
The decrease during the year ended December 31, 2024 relative to the year ended December 31, 2023 was primarily the result of lower proceeds from long term debt, net of repayments of long term debt during the period.
Acquisitions
We completed four business acquisitions during the year ended December 31, 2024. Purchase price allocations related to these acquisitions are subject to adjustments as they are finalized over the 12 month measurement period from the respective acquisition date. Goodwill acquired in connection with these acquisitions will be deductible for tax purposes in the United States and will be amortized on a straight-line basis over 15 years.
On January 30, 2024, we completed the acquisition of all of the ownership interests of Alliance Auto Auctions for total cash consideration of $66.9 million and 639,976 common shares of the Company's Class A common stock. The fair value of the consideration shares of $8.6 million was determined based upon the closing market price of the Company's Class A common shares on January 30, 2024. The aggregate purchase price was allocated to $40.4 million of goodwill, $32.7 million of intangible assets, and $2.4 million of net assets assumed.
On March 8, 2024, we completed the acquisition of all of the ownership interests of 166 Auto Auction for total cash consideration of $27.4 million. The aggregate purchase price was allocated to $7.4 million of goodwill, $16.3 million of intangible assets, and $3.6 million of net assets assumed.
On March 13, 2024, we completed the acquisition of all of the ownership interests of a business (the "March 13, 2024 acquisition") for total cash consideration of $19.1 million. The aggregate purchase price was allocated to $14.2 million of goodwill, $5.7 million of intangible assets, and $0.8 million of net liabilities assumed.
On June 17, 2024, we completed the acquisition of all of the ownership interest of Indiana Auto Auction for total cash consideration of $51.5 million. The aggregate purchase price was allocated to $16.2 million of goodwill, $13.9 million of intangibles, and $21.4 million of net assets assumed.
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
Revenue Recognition of Auction and Other Marketplace Revenue
We generate auction and other marketplace revenue from contracts with customers. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration that we expect to receive in exchange for those services. Determining whether performance obligations should be accounted for separately or combined may require judgment. For each performance obligation within a contract, we evaluate whether we act as the principal or as an agent. When we act as the principal, revenue is recognized in the gross amount of the consideration received from the customer recognized at the point in time the services are completed. When we act as the agent, revenue is recognized net of the consideration due to a third party at the point in time when the services are provided.
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
Interest Rate Risk
We had cash and cash equivalents of $224.1 million and marketable securities of $46.0 million as of December 31, 2024, which consisted of interest-bearing investments with maturities of three months or less and investment grade securities respectively. Interest-earning instruments carry a degree of interest rate risk as increases in rates will negatively affect the fair value of our marketable securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $123.0 million as of December 31, 2024. The interest rate paid on these borrowings is variable, indexed to SOFR. Therefore increases in interest rates will increase the interest expense on these borrowings. A hypothetical 100 basis point change in interest rates would not result in a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of ACV Auctions Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ACV Auctions Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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

Our audit procedures included, among others, comparing the amounts recorded as revenue to supporting documentation for a sample of individual transactions as well as estimating the amount of certain monthly auction and other marketplace revenue and comparing the predicted amount to the amount recorded by the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Buffalo, NY
February 19, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of ACV Auctions Inc.
Opinion on Internal Control Over Financial Reporting
We have audited ACV Auctions Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ACV Auctions Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alliance Auto Auctions, 166 Auto Auction, LLC, and Indiana Auto Auction, LLC, which are included in the 2024 consolidated financial statements of the Company and constituted 5%, 2% and 2% of revenue, respectively, for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Alliance Auto Auctions, 166 Auto Auction, LLC, and Indiana Auto Auction, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Buffalo, N Y
February 19, 2025

ACV AUCTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenue:
Marketplace and service revenue	$572,971	$422,527	$361,585
Customer assurance revenue	64,185	58,707	59,944
Total revenue	637,156	481,234	421,529
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	248,210	192,707	183,968
Customer assurance cost of revenue (excluding depreciation & amortization)	56,231	51,747	52,685
Operations and technology	162,700	140,959	136,522
Selling, general, and administrative	217,435	166,510	143,637
Depreciation and amortization	36,685	18,988	10,926
Total operating expenses	721,261	570,911	527,738
Loss from operations	(84,105)	(89,677)	(106,209)
Other income (expense):
Interest income	9,337	16,507	5,082
Interest expense	(4,244)	(1,565)	(979)
Total other income (expense)	5,093	14,942	4,103
Loss before income taxes	(79,012)	(74,735)	(102,106)
Provision for income taxes	688	526	87
Net income (loss)	$(79,700)	$(75,261)	$(102,193)
Weighted-average shares - basic and diluted	164,850,699	159,952,813	156,994,254
Net loss per share - basic and diluted	$(0.48)	$(0.47)	$(0.65)
The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2024	2023	2022
Net income (loss)	$(79,700)	$(75,261)	$(102,193)
Other comprehensive loss:
Net unrealized gains (losses) on available-for-sale securities	660	1,737	(2,462)
Foreign currency translation (loss) gain	(1,871)	509	(1,273)
Comprehensive loss	$(80,911)	$(73,015)	$(105,928)
The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$224,065	$182,571
Marketable securities	46,036	228,761
Trade receivables (net of allowance of $6,372 and $2,868)	168,770	164,009
Finance receivables (net of allowance of $4,191 and $3,428)	139,045	119,034
Other current assets	15,281	12,524
Total current assets	593,197	706,899
Property and equipment (net of accumulated depreciation of $5,227 and $4,462)	7,625	4,918
Goodwill	180,478	103,379
Acquired intangible assets (net of amortization of $28,972 and $17,534)	90,816	34,192
Internal-use software costs (net of amortization of $38,499 and $17,059)	68,571	55,771
Other assets	43,462	17,765
Total assets	$984,149	$922,924
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	345,605	305,845
Accrued payroll	16,725	12,245
Accrued other liabilities	18,836	15,851
Total current liabilities	381,166	333,941
Long-term debt	123,000	115,000
Other long-term liabilities	39,979	17,455
Total liabilities	$544,145	$466,396
Commitments and Contingencies (Note 8)
Stockholders' Equity:
Preferred stock; $0.001 par value; 20,000,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock - Class A; $0.001 par value; 2,000,000,000 shares authorized; 168,028,916 and 138,637,352 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	168	139
Common stock - Class B; $0.001 par value; 160,000,000 shares authorized; 0 and 23,205,487 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	23
Additional paid-in capital	944,891	880,510
Accumulated deficit	(502,315)	(422,615)
Accumulated other comprehensive loss	(2,740)	(1,529)
Total stockholders' equity	440,004	456,528
Total liabilities and stockholders' equity	$984,149	$922,924
The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Class A		Common Class B		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (Income)	Total
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2022	106,420,843	$106	49,661,126	$50	$801,142	$(245,161)	$(40)	$556,097
Conversion of Class B common stock to Class A common stock	12,568,380	13	(12,568,380)	(13)	—	—	—	—
Net loss	—	—	—	—	—	(102,193)	—	(102,193)
Other comprehensive loss	—	—	—	—	—	—	(3,735)	(3,735)
Stock-based compensation	—	—	—	—	37,603	—	—	37,603
Exercise of common stock options	664,643	1	—	—	1,210	—	—	1,211
Vested restricted stock units	652,370	—	149,206	—	(5,439)	—	—	(5,439)
Escrowed shares	620,877	1	—	—	(1)	—	—	—
Issuance of shares for employee stock purchase plan	287,162	—	—	—	2,180	—	—	2,180
Balance, December 31, 2022	121,214,275	$121	37,241,952	$37	$836,695	$(347,354)	$(3,775)	$485,724
Conversion of Class B common stock to Class A common stock	14,349,368	14	(14,349,368)	(14)	—	—	—	—
Net loss	—	—	—	—	—	(75,261)	—	(75,261)
Other comprehensive income	—	—	—	—	—	—	2,246	2,246
Stock-based compensation	—	—	—	—	52,512	—	—	52,512
Exercise of common stock options	1,369,588	2	—	—	4,265	—	—	4,267
Vested restricted stock units	1,408,110	2	312,903	—	(16,024)	—	—	(16,022)
Issuance of shares for employee stock purchase plan	296,011	—	—	—	3,062	—	—	3,062
Balance, December 31, 2023	138,637,352	$139	23,205,487	$23	$880,510	$(422,615)	$(1,529)	$456,528
Conversion of Class B common stock to Class A common stock	24,088,310	24	(24,088,310)	(24)	—	—	—	—
Net loss	—	—	—	—	—	(79,700)	—	(79,700)
Other comprehensive income	—	—	—	—	—	—	(1,211)	(1,211)
Stock-based compensation	—	—	—	—	69,616	—	—	69,616
Exercise of common stock options	1,759,361	2	631,239	1	9,433	—	—	9,436
Vested restricted stock units	1,865,089	2	251,584	—	(27,133)	—	—	(27,131)
Issuance of shares for employee stock purchase plan	265,729	—	—	—	3,910	—	—	3,910
Issuance of shares for acquisitions	1,413,075	1	—	—	8,555	—	—	8,556
Balance, December 31, 2024	168,028,916	$168	—	$—	$944,891	$(502,315)	$(2,740)	$440,004
The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income (loss)	$(79,700)	$(75,261)	$(102,193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,808	19,285	11,378
Stock-based compensation expense, net of amounts capitalized	68,010	49,648	39,324
Provision for bad debt	9,989	10,923	11,048
Other non-cash, net	741	(1,464)	(57)
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	17,466	14,406	47,170
Other operating assets	(424)	(310)	(1,354)
Accounts payable	16,167	(34,612)	(73,087)
Other operating liabilities	(3,660)	(500)	(7,404)
Net cash provided by (used in) operating activities	65,397	(17,885)	(75,175)
Cash Flows from Investing Activities
Net increase in finance receivables	(22,005)	(45,273)	(37,982)
Purchases of property and equipment	(4,539)	(2,330)	(3,211)
Proceeds from sale of real estate	14,083	—	—
Capitalization of software costs	(29,702)	(25,840)	(20,185)
Purchases of marketable securities	(35,979)	(146,032)	(269,678)
Maturities and redemptions of marketable securities	88,664	135,724	66,990
Sales of marketable securities	130,090	2,402	—
Acquisition of businesses (net of cash acquired)	(156,475)	(29,623)	(18,913)
Net cash provided by (used in) investing activities	(15,863)	(110,972)	(282,979)
Cash Flows from Financing Activities
Proceeds from long term debt	491,500	420,000	275,000
Payments towards long term debt	(483,500)	(380,500)	(200,000)
Proceeds from exercise of stock options	9,436	4,265	1,210
Payments for debt issuance and other financing costs	(2,023)	—	—
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(27,131)	(16,025)	(5,458)
Proceeds from employee stock purchase plan	3,910	3,062	2,181
Other financing activities	(66)	(169)	—
Net cash provided by (used in) financing activities	(7,874)	30,633	72,933
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(166)	43	(21)
Net increase (decrease) in cash, cash equivalents, and restricted cash	41,494	(98,181)	(285,242)
Cash, cash equivalents, and restricted cash, beginning of period	182,571	280,752	565,994
Cash, cash equivalents, and restricted cash, end of period	$224,065	$182,571	$280,752
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$3,050	$989	$493
Income taxes	$769	$715	$388
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$5,516	$3,383	$2,013
The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business – The Company operates in one industry segment, providing a wholesale auction marketplace (the “Marketplace” or “Marketplace Platform”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Our marketplace encompasses the digital marketplaces, remarketing centers, data services, and data and technology.
Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC (“ACV Capital”). ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. All services are provided in the United States and certain data services are also provided internationally. Services are supported by the Company’s operations which are primarily in North America and India.
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
Cash and Cash Equivalents – The Company considers all highly liquid instruments originally purchased with a maturity of three months or less to be cash equivalents. Included within Cash and cash equivalents on the Consolidated Balance Sheets are restricted cash balances. The restricted cash balance was not material at December 31, 2024 and December 31, 2023.
Receivables – Trade receivables include the price of the auctioned vehicle and fees due for services. Trade receivables are recorded net of the allowance for doubtful receivables. Trade receivables are due either upon the close of an auction, or upon the delivery of title from the Seller to the Company, depending on the terms agreed with the customer.
Finance receivables represent amounts borrowed by the purchaser of a vehicle to finance the purchase. Finance receivables are collateralized by the purchased vehicle. Finance receivables are recorded net of the allowance for credit losses. Finance receivables are due upon maturity or upon the subsequent sale of the purchased vehicle, whichever comes first. Finance receivables are placed on nonaccrual status when principal or interest becomes delinquent, which is generally 31 days past due unless management determines that the finance receivable status clearly warrants other treatment. Nonaccrual finance receivables are returned to accrual status when all past due principal and interest payments have been paid by the borrower. While on nonaccrual status, interest is not recognized into income.
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

Computer equipment	2-3 years
Auction and inspection equipment	2-5 years
Furniture and fixtures	5-7 years
Vehicles	5 years
Leasehold improvements	Lesser of economic life or lease term
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
Leases – The Company determines if an arrangement is a lease at inception. Operating leases with a term greater than twelve months are included in Other assets and Other long-term liabilities in the Company's Consolidated Balance Sheets. The Company has elected to account for operating leases with a term less than twelve months to be expensed as incurred. Short-term operating lease expenses were not material for the years ended December 31, 2024, 2023, and 2022.
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
The Company evaluates goodwill for impairment annually as one singular reporting unit on October 1 or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company’s policy is to first perform a qualitative assessment to determine whether it was more likely than not that the reporting unit's carrying value is less than its fair value, indicating the potential for goodwill impairment. If the reporting unit fails the qualitative test, then the Company proceeds with a quantitative test. The Company then determines whether the reporting unit fair value is less than its carrying amount, and if it is, the Company recognizes a goodwill impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The Company did not identify any impairment of its goodwill for the years ended December 31, 2024, 2023, and 2022.
Impairment of Long-Lived Assets – The Company periodically reviews long-lived assets, which consist of its property and equipment, internal-use software and other finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset and the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. The Company did not identify any material impairment losses related to the Company's long-lived assets during the years ended December 31, 2024, 2023, and 2022.
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
From time to time the Company provides promotions and incentives to Buyers and Sellers in various forms including discounts on fees, credits and rebates. Promotions and incentives, which are consideration payable to a customer, are recognized as a reduction of revenue when revenue is recognized.
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
The Company offers short-term financing to eligible borrowers who have purchased a vehicle. These financing fees and interest income are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs, and therefore are not subject to evaluation under ASC 606. Financing fees and interest income earned on financing receivables are recognized ratably over the duration of the financing arrangement.
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
Also included in selling, general and administrative is advertising and marketing costs to promote the Company's services, which are expensed as incurred. Advertising and marketing expenses were $5.8 million, $4.6 million, and $5.2 million for the years ended December 31, 2024, 2023 and 2022 respectively.
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
The fair value of restricted stock units are determined based on the closing price of the Company’s Class A common stock on the grant date. The awards and units vest over time and compensation expense is recognized based on their grant fair value ratably over the requisite service period. For market-based performance share units, the Company estimates the fair value at the date of grant using a Monte Carlo valuation methodology and recognize as expense those fair values over the requisite service period. The Monte Carlo methodology estimates the fair value of market-based performance share units at the date of grant and incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based performance share units at the date of grant must be recognized as compensation expense even if the market condition is not achieved.
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
The Company’s management evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the tax position. Management has analyzed the Company’s tax positions and has concluded that as of December 31, 2024, there are no uncertain positions taken or expected to be taken that would require recognition or disclosure in the consolidated financial statements. Under the Company’s policy, interest and penalties would be expensed as incurred and reported within the Other income (expense) section of the Consolidated Statements of Operations.
Foreign Currency – The functional currencies of the Company’s international subsidiaries are the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for assets and liabilities using current exchange rates in effect at the balance sheet date, and for revenue and expense activity using the applicable month’s average exchange rates. Foreign currency translation gains and losses are included as a component of the Consolidated Statements of Comprehensive Loss. Foreign currency transaction gains and losses are reported within the Selling, general, and administrative financial statement line item of the Consolidated Statements of Operations.
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
The Company adopted the new disclosure requirements in Note 19 Segment Information. While the standard requires additional disclosures related to the Company's single reportable segment, the standard did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted

Improvements to Income Tax Disclosures (ASU 2023-09)	The guidance enhances the transparency and decision usefulness of income tax disclosures.	December 31, 2025	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.
Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASU 2024-03)	This guidance enhances the disaggregated disclosure of income statement expenses	December 31, 2027	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.

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
Due to the nature of the Company's business, substantially all revenue is earned and trade and finance receivables are due from dealerships and commercial partners. No individual customer accounted for more than 10.0% of revenue for the years ended December 31, 2024, 2023, and 2022. No individual customer accounted for more than 10.0% of accounts receivable at December 31, 2024 and 2023.

3.    Financial Instruments
The following is a summary of available-for-sale marketable securities, as of December 31, 2024 and 2023, respectively (in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$43,008	$9	$(74)	$42,943
U.S. treasury and agency securities	3,097	—	(4)	3,093
Total marketable securities	$46,105	$9	$(78)	$46,036
(1)Comprised primarily of corporate bonds

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Cash equivalents:
Corporate securities (1)	$1,213	$—	$(1)	$1,212
Total cash equivalents	1,213	—	(1)	1,212
Marketable securities:
Corporate securities (1)	$199,084	$115	$(819)	$198,380
U.S. treasury and agency securities	30,404	25	(48)	30,381
Total marketable securities	$229,488	$140	$(867)	$228,761
(1)Comprised primarily of corporate bonds and commercial paper
As of December 31, 2024, the fair values of available-for-sale financial instruments, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$30,782
Due in one to five years	15,254
Total	$46,036
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

4.    Fair Value Measurement
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$69,475	$—	$—	$69,475
Marketable securities:
Corporate securities	—	42,943	—	42,943
U.S. treasury and agency securities	—	3,093	—	3,093
Total financial assets	$69,475	$46,036	$—	$115,511

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,433	$—	$—	$22,433
Corporate Securities	—	1,212	—	1,212
Marketable securities:
Corporate securities	—	198,380	—	198,380
U.S. treasury and agency securities	20,064	10,317	—	30,381
Total financial assets	$42,497	$209,909	$—	$252,406
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
Changes in the allowance for doubtful trade receivables for the year ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Beginning balance	$2,868	$4,860	$3,724
Provision for bad debt	5,666	6,637	6,834
Net write-offs
Write-offs	(3,533)	(14,125)	(12,176)
Recoveries	1,371	5,496	6,478
Net write-offs	(2,162)	(8,629)	(5,698)
Ending balance	$6,372	$2,868	$4,860

Changes in the allowance for doubtful finance receivables for the year ended December 31, 2024, 2023 and 2022 were as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Beginning balance	$3,428	$2,275	$636
Provision for bad debt	4,323	4,286	4,214
Net write-offs
Write-offs	(4,118)	(4,053)	(2,805)
Recoveries	558	920	230
Net write-offs	(3,560)	(3,133)	(2,575)
Ending balance	$4,191	$3,428	$2,275
The recorded investment in finance receivables on nonaccrual status was not material at December 31, 2024, 2023 and 2022. The Company held no finance receivables 90 days or more past due and still accruing.
6.    Property and Equipment, net
Property and equipment, net consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Computer equipment	$4,089	$3,787
Auction and inspection equipment	3,161	3,014
Furniture and fixtures	1,743	1,198
Leasehold improvements	1,610	682
Vehicles	2,249	699
	12,852	9,380
Less accumulated depreciation	(5,227)	(4,462)
Property and equipment, net	$7,625	$4,918
Depreciation expense for the year ended December 31, 2024, 2023 and 2022 totaled $3.5 million, $3.4 million and $2.5 million, respectively.
7.    Internal-Use Software Costs, net
Internal-use software costs, net consisted of the following for the year ended December 31, 2024 (in thousands):

	December 31, 2024
	Weighted average remaining amortization period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-Use Software - In-service	2.0	$82,075	$(38,499)	$43,576
Internal-Use Software - Work in Progress	N/A	24,995	—	24,995
Total Internal-Use Software		$107,070	$(38,499)	$68,571

Internal-use software costs, net consisted of the following for the year ended December 31, 2023 (in thousands):

	December 31, 2023
	Weighted average remaining amortization period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Internal-Use Software - In-service	1.8	$60,110	$(17,059)	$43,051
Internal-Use Software - Work in Progress	N/A	12,720	—	12,720
Total Internal-Use Software		$72,830	$(17,059)	$55,771
Amortization expense for the years ended December 31, 2024, 2023 and 2022, totaled $21.5 million, $10.1 million and $3.6 million, respectively.
Estimated amortization expense on existing internal-use software costs for the next three years is as follows (in thousands):

Year ended December 31,
2025	$23,566
2026	16,061
2027	3,949
Total	$43,576
8.    Guarantees, Commitments and Contingencies
The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.
Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. The guarantee provides Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. The guarantee provides the Company with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The guarantee is typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was $161.7 million and $142.8 million at December 31, 2024 and 2023, respectively. The carrying amount of the liability presented on the Consolidated Balance Sheets was $1.4 million and $1.2 million at December 31, 2024 and 2023, respectively.
The recognized probable loss contingency, in excess of vehicle condition guarantees recognized, presented in Accrued other liabilities was $1.7 million and $1.8 million at December 31, 2024 and 2023, respectively.
Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at December 31, 2024 and 2023.
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
As of December 31, 2024 and December 31, 2023, outstanding borrowings under the 2021 Revolver were $56.5 million and $115.0 million, respectively, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.3 million and $2.1 million, respectively decreasing the availability under the 2021 Revolver by a corresponding amount. As of December 31, 2024, the interest rate on the outstanding borrowing was 9.25%.
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
Advances under the Warehouse Facility funded by asset-backed commercial paper conduit through the issuance of commercial paper notes will bear interest generally at a rate equivalent to the weighted average annual rate of all commercial paper notes issued by the commercial paper conduit to fund its advances, plus a margin of 3.00%. Advances funded by lenders that are not commercial paper conduits, or by commercial paper conduits funded through means other than the issuance of commercial paper notes, will bear interest generally at a rate equal to (i) Term SOFR for a period of one-month (subject to a 0.00% floor), plus 0.11448% or, in certain circumstances, the Alternate Base Rate, plus (ii) a margin of 3.00%. The Alternate Base Rate is the highest of (a) the prime rate quoted in the Wall Street Journal, (b) the NYFRB rate plus 0.50% and (c)(i) 1.00% plus (ii) the Term SOFR rate for a one-month interest period. The interest rate may be increased under certain circumstances, including upon the occurrence of an early amortization event or event of default under the warehouse documentation. ACV Funding must also pay upfront any unused fees in connection with the facility. As of December 31, 2024 borrowings under the Warehouse Facility were $66.5 million with an interest rate of 7.72%.

As of December 31, 2024, the Company was in compliance with all of its financial covenants and non-financial covenants.
10.    Leases
The Company leases office space under operating leases expiring at various dates through 2038. For the years ended December 31, 2024, 2023 and 2022, the Company incurred operating lease costs of $7.3 million, $2.5 million, and $1.7 million respectively. For operating leases, the weighted-average remaining term is 10.4, 12.3, and 7.2 years with a weighted-average discount rate of 10%, 10%, and 5% for the years ended December 31, 2024, 2023, and 2022 respectively.
Maturities of lease liabilities as of December 31, 2024 were as follows (in thousands):

2025	$7,725
2026	7,510
2027	7,209
2028	6,974
2029	6,469
Thereafter	29,136
Total lease payments	65,023
Less imputed interest	(23,937)
Total	$41,086
The following amounts relate to operating leases that were recorded on the Company's Consolidated Balance Sheets at December 31, 2024 and 2023 (in thousands):

	2024	2023
Operating lease right of use assets:
Other assets	$41,354	$16,858
Operating lease liabilities:
Accrued other liabilities	3,790	1,647
Other long-term liabilities	37,296	15,034
The Company recorded right of use assets in exchange for new lease liabilities of $25.9 million, $15.3 million, and $2.7 million during the years ended December 31, 2024, 2023, and 2022, respectively.
11.    Stockholders' Equity
Common Stock
On March 11, 2021, the Board of Directors and the stockholders of the Company approved an amended and restated certificate of incorporation that implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and a new class of common stock, Class A common stock, became authorized. The amended and restated certificate of incorporation became effective immediately prior to the closing of the IPO on March 26, 2021. The authorized share capital of Class A common stock of the Company is 2,000,000,000 and the authorized share capital for Class B common stock is 160,000,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects for all matters except for the voting, conversion, and transfer rights. Holders of the Company's common stock are entitled to receive dividends as may be declared by the Company's Board of Directors. No cash dividends had been declared or paid during the years ended December 31, 2024 and 2023. The Class B common stock converts to Class A common stock at any time at the option of the holder. During the years ended December 31, 2024, and 2023, 24,088,310 and 14,349,368 Class B common stock converted to an equal number of Class A common stock, respectively.

During the fourth quarter of 2024, the number of outstanding shares of our Class B common stock declined such that the total number of outstanding shares of our Class B common stock represented less than 5% of the aggregate number of outstanding shares of our Class A common stock and our Class B common stock. Under the terms of our amended and restated certificate of incorporation, our Class B common stock automatically converted to Class A common stock effective as of December 31, 2024. This resulted in 3,550,142 shares of Class A common stock being issued on December 31, 2024 with the related shares of Class B common stock being cancelled.
12.    Revenue
The following table summarizes the primary components of Marketplace and service revenue. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	2024	2023	2022
Auction marketplace revenue	$303,037	$210,930	$175,721
Other marketplace revenue	236,672	179,002	152,959
Data services revenue	33,262	32,595	32,905
Marketplace and service revenue	$572,971	$422,527	$361,585
Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $4.5 million and $4.2 million of contract liabilities included in Accrued other liabilities on the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, respectively. Revenue recognized for the year ended December 31, 2024 from amounts included in deferred revenue as of December 31, 2023 was $4.2 million. All the remaining performance obligations for contracts are expected to be recognized within one year.
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
Common stock options generally vest and become exercisable over a four-year service period with 25% vesting one year from the date of grant or service-inception date and ratably vesting monthly over the remaining three-year period. RSUs generally vest and become exercisable over a three or four-year service period. There were 27,568,628 shares available for future grants under the 2021 Plan at December 31, 2024.
Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which became effective on the date of the underwriting agreement related to the IPO. The 2021 ESPP authorizes the issuance of shares of the Company's Class A common stock pursuant to purchase rights granted to employees ("employee stock purchase rights"). As of December 31, 2024, 5,096,479 shares of the Company's Class A common stock have been reserved for future issuance under the 2021 ESPP. The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of the Company's Class A common stock on the first or last day of the offering period, whichever is lower. During the year ended December 31, 2024, 265,729 shares were issued under the 2021 ESPP. As of December 31, 2024, unrecognized compensation expense related to the 2021 ESPP was $0.8 million and is expected to be recognized over the remaining term of the current offering period.

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
The following table summarizes the stock option activity for the year ended December 31, 2024 (in thousands, except for share data):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2023	6,296,350	$2.49	$79,728	4.83
Exercised	(2,383,715)	3.97
Forfeited	(4,628)	5.63
Expired	(25,653)	5.06
Outstanding, December 31, 2024	3,882,354	$1.55	$77,824	3.21
Exercisable, December 31, 2024	3,859,793	$1.52	$77,493	3.19
Expected to Vest, December 31, 2024	22,561	$6.68	$331	6.63
Stock options exercised during the years ended December 31, 2023 and 2022 were 1,369,588 and 664,643, respectively.
The following table summarizes the RSU activity for the year ended December 31, 2024 (in thousands, except for share data):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2023	7,237,920	$14.37
Granted	5,006,853	17.56
Vested	(3,643,816)	14.91
Forfeited	(523,395)	15.06
Outstanding, December 31, 2024	8,077,562	$16.04
The weighted-average grant-date fair value of RSU's granted during the years ended December 31, 2023 and 2022 was $14.04 and $10.49, respectively.
The fair value of stock awards vested and the intrinsic value from the exercise of options for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022
Fair value of awards vested	$58,438	$47,736	$32,965
Intrinsic value of options exercised	$33,651	$15,688	$6,355

Total stock-based compensation expense recognized for restricted stock units and common stock options has been reported in the Consolidated Statements of Operations as follows (in thousands):

	2024	2023	2022
Marketplace and service cost of revenue (excluding depreciation & amortization)	$1,065	$938	$673
Operations and technology	16,595	10,875	9,342
Selling, general, and administrative	50,350	37,835	29,309
Stock-based compensation, net of amount capitalized	68,010	49,648	39,324
Capitalized stock-based compensation	5,516	3,383	2,013
Stock-based compensation expense	$73,526	$53,031	$41,337
The compensation expense related to the unvested portion of common stock options and restricted stock units was approximately $110.2 million at December 31, 2024. The unvested portion of compensation expense for common stock options and restricted stock units is expected to be recognized over a weighted-average period of 0.6 and 2.4 years, respectively.
During the first quarter of 2024, the Company entered into two contingently returnable share agreements (the "2024 Agreements") for certain compensatory share-based service awards. The 2024 Agreements authorized 773,099 shares of common stock to be issued. Shares will be released and distributed to the employee award recipients with the final vesting date during the first quarter of 2028. At December 31, 2024, there was approximately $9.0 million of compensation expense related to the unvested portion of the contingently returnable shares that will be recognized over 3.1 years.
14.    Employee Benefit Plan
The Company sponsors a 401(k) Profit Sharing Plan covering eligible employees. The Company may contribute to this plan on a discretionary basis. No discretionary contributions were made during the years ended December 31, 2024, 2023 and 2022.
15.    Income Taxes
The Company’s management evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the tax position. Management has analyzed the Company’s tax positions, and concluded that, as of December 31, 2024 , 2023 and 2022 there are no uncertain tax positions taken or expected to be taken that would require recognition or disclosure in the consolidated financial statements. The Company recorded no material interest expense or penalties in its Consolidated Statements of Operations during the years ended December 31, 2024, 2023 and 2022. The Company believes it is no longer subject to examination by United States federal and state taxing authorities for years prior to December 31, 2021 and December 31, 2020, respectively. The Company believes it is no longer subject to examination by foreign taxing authorities for years prior to December 31, 2020.
The components of loss from continuing operations before income taxes for the years ended December 31, 2024, 2023 and 2022 are summarized below (in thousands):

	2024	2023	2022
Pre tax book income (loss):
Domestic	$(64,655)	$(68,000)	$(95,425)
Foreign	(14,357)	(6,735)	(6,681)
Total pre tax book income (loss)	$(79,012)	$(74,735)	$(102,106)

The components of income tax expense for the years ended December 31, 2024, 2023 and 2022 are summarized below (in thousands):

	2024	2023	2022
Current expense (benefit):
Federal	$62	$28	$(36)
Foreign	51	244	490
State	463	252	179
Total current expense (benefit)	576	524	633
Deferred expense (benefit):
Federal	164	201	210
Foreign	(265)	(499)	(1,078)
State	213	300	322
Total deferred expense (benefit)	112	2	(546)
Total income tax expense	$688	$526	$87
The Company’s deferred tax assets (liabilities) consisted of the following at December 31, 2024 and 2023 (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$91,471	$84,935
Excess depreciation and amortization	15,427	6,679
Deferred compensation	8,058	7,321
Lease liability	9,867	4,279
Accruals and reserves	6,061	4,607
Total gross deferred tax asset	130,884	107,821
Less valuation allowance	(116,175)	(100,532)
Total net deferred tax asset	14,709	7,289
Deferred tax liabilities:
Excess depreciation and amortization	—	—
Right of use asset	(9,734)	(4,111)
Indefinite lived intangible	(6,977)	(4,838)
Net deferred tax liability	$(2,002)	$(1,660)
The Company measures deferred tax assets and liabilities using enacted tax rates that apply in the year in which the temporary differences are expected to be recovered or paid. A valuation allowance is provided for deferred tax assets (excluding certain deferred tax liabilities related to indefinite lived intangibles) if management believes that it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future realizability is uncertain. The Company recorded a valuation allowance of $116.2 million and $100.5 million at December 31, 2024 and 2023, respectively against its net deferred tax assets due to the uncertainty surrounding the recoverability of such net deferred tax assets, which is an increase of $15.7 million and $15.7 million in the total valuation allowance during 2024 and 2023, respectively. The Company recognized an income tax benefit of $0.2 million from changes in its valuation allowance for its previously existing deferred tax assets as a result of acquisitions.

A reconciliation of income taxes at the federal statutory rate of 21% to actual income taxes for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	2024	2023	2022
Income tax benefit at federal statutory rate	$(16,499)	$(15,718)	$(21,468)
State income taxes, net of federal income tax benefit	(2,300)	(2,384)	(2,625)
Foreign rate differential	238	(71)	(77)
Permanent differences	1,913	594	270
Stock based compensation	2,236	3,222	3,358
Increase in valuation allowance	15,643	15,691	20,279
Canadian Research and Development Tax credits	(425)	(589)	—
Other	(118)	(219)	350
Provision for income taxes	$688	$526	$87
For the year ended December 31, 2024, the provision for income taxes includes a non-cash tax charge of approximately $0.6 million relating to changes in the Company's long-term deferred tax liability for indefinite-lived intangibles that are not available to offset certain deferred tax assets in determining changes to the Company's income tax valuation allowance.
At December 31, 2024, the Company had US federal, state, and Foreign net operating loss ("NOL") carryforwards for income tax purposes of approximately $348.0 million, $302.4 million and $17.8 million respectively. These carryforwards may be used to offset future taxable income, with a portion of the federal carryforwards starting to expire in 2035 and the remainder of the US federal carryforwards and foreign carryforwards available indefinitely. A portion of state carryforwards will expire in 2024 and the remainder expiring in future periods or available indefinitely.
Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.
At December 31, 2024, any undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no deferred taxes have been provided thereon.
16.    Acquisitions
The Company completed four business acquisitions during the twelve months ended December 31, 2024, and two business acquisitions during the twelve months ended December 31, 2023. These acquisitions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company's results of operations from the respective acquisition dates. Goodwill acquired in connection with acquisitions represents expected synergies from the combined operations, is deductible for tax purposes in the United States, and is amortized on a straight-line basis over 15 years.
Indiana Auto Auction
On June 17, 2024 the Company completed its acquisition of all of the ownership interest of Indiana Auto Auction for total cash consideration of $51.5 million, which included $5.0 million of acquired cash and $14.1 million of acquired real estate. The aggregate purchase price was allocated to $16.2 million of goodwill, $13.9 million of intangible assets, and $21.4 million of net tangible assets assumed. The Company completed a sale of the real estate to a third party on August 6, 2024. Indiana Auto Auction offers wholesale and commercial car auction and reconditioning services and enabled the Company to expand its range of offerings to dealers and commercial partners.
March 13, 2024 Acquisition
On March 13, 2024 the Company completed its acquisition of all of the ownership interest of a business (the "March 13, 2024 acquisition") for total cash consideration of $19.1 million. The aggregate purchase price was allocated to $14.2 million of goodwill, $5.7 million of intangible assets, and of $0.8 million net tangible liabilities assumed. The business acquired the March 13, 2024 acquisition offers wholesale car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners.
166 Auto Auction
On March 8, 2024 the Company completed its acquisition of all of the ownership interest of 166 Auto Auction for total cash consideration of $27.4 million. The aggregate purchase price was allocated to $7.4 million of goodwill, $16.3 million of intangible assets, and of $3.6 million net tangible assets assumed. 166 Auto Auction offers wholesale car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners.
Alliance Auto Auctions
On January 30, 2024 the Company completed its acquisition of all of the ownership interest of Alliance Auto Auctions for total cash consideration of $66.9 million and 639,976 common shares of the Company's Class A common stock. The fair value of the consideration shares of $8.6 million was determined based upon the closing market price of the Company's Class A common shares on January 30, 2024.
The aggregate purchase price for the Alliance Auto Auctions acquisition was allocated to the assets and liabilities assumed as follows (in thousands):

Assets Acquired
Cash and cash equivalents	$2,467
Trade receivables	14,926
Finance receivables	—
Other current assets	768
Property & equipment	892
Intangible assets	32,700
Goodwill	40,412
Other assets	8,305
Total assets acquired	$100,470
Liabilities Assumed
Accounts payable	$15,040
Accrued payroll	400
Accrued other liabilities	2,132
Deferred Revenue	64
Other long-term liabilities	7,383
Total liabilities assumed	25,019
Net assets acquired	$75,451
August 2023 Acquisition
On August 22, 2023, the Company completed its acquisition of all of the ownership interests of a business (“the August 2023 acquisition”) for cash consideration of $16.9 million. The aggregate purchase price was allocated to $6.2 million of goodwill, $14.2 million of intangible assets, and $3.6 million of net liabilities assumed.
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

April 2023 Acquisition
On April 24, 2023, the Company completed its acquisition of all of the ownership interests of a business (“the April 2023 acquisition”) for total cash consideration of $12.5 million. The aggregate purchase price was allocated to $5.3 million of goodwill, $6.0 million of intangible assets and $1.2 million of net assets assumed.
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
17.    Goodwill and Acquired Intangibles
Changes to the carrying amount of goodwill are as follows (in thousands):

	2024	2023
Beginning balance	$103,379	$91,755
Acquisitions	77,532	11,198
Foreign currency translation	(746)	401
Measurement period adjustments	313	25
Ending balance	$180,478	$103,379
Acquired intangible assets, net consisted of the following (in thousands):

		December 31, 2024			December 31, 2023
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	0.5 - 15 years	$97,113	$(11,969)	$85,144	$32,050	$(4,192)	$27,858
Developed technology	1 - 7 years	12,861	(9,541)	3,320	12,479	(7,456)	5,023
Other acquired intangibles	0.5 - 5 years	9,814	(7,462)	2,352	7,197	(5,886)	1,311
Total		$119,788	$(28,972)	$90,816	$51,726	$(17,534)	$34,192
At December 31, 2024, customer relationships, developed technology, and other acquired intangibles had weighted-average remaining useful lives of 10.1 years, 3.1 years, and 4.3 years, respectively. Amortization expense relating to acquired intangible assets was $11.7 million, $5.5 million, and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Estimated amortization expense on acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Year ended December 31,
2025	$10,487
2026	10,250
2027	10,112
2028	9,585
2029	8,675
Thereafter	41,607
Total	$90,716

18.    Net Income (Loss) Per Share
The numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's common stock are calculated as follows (in thousands, except share data):

	Year ended December 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) attributable to common stockholders	$(72,565)	$(7,135)	$(62,086)	$(13,175)	$(74,026)	$(28,167)
Denominator:
Weighted-average number of shares of common stock - basic and diluted	150,092,435	14,758,264	131,950,946	28,001,867	113,722,515	43,271,739
Net income (loss) per share attributable to common stockholders:
Basic and diluted	$(0.48)	$(0.48)	$(0.47)	$(0.47)	$(0.65)	$(0.65)
The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the period presented:

	Year ended December 31,
	2024	2023	2022
Unvested RSUs and other awards	3,520,689	2,170,116	744,341
Stock options	4,317,405	5,408,530	5,134,332
19.    Segment Information
The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and is responsible for reviewing financial information presented on a segment basis for purposes of making operating decisions and assessing financial performance. The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment (the “ACV segment”).
The ACV segment provides a wholesale auction marketplace (the “Marketplace”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC. ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace. The ACV segment provides a wholesale auction marketplace to dealers and derives its revenues primarily from North America. The CODM assesses performance for the ACV segment and decides how to allocate resources based on net income (loss) that also is reported on the income statement as consolidated net income (loss).

The following is the information used by the CODM in assessing segment performance:

	Year ended December 31,
	2024	2023	2022
Revenue	$637,156	$481,234	$421,529
Less:
Marketplace and service cost of revenue (excluding depreciation & amortization)	248,210	192,707	183,968
Customer assurance cost of revenue (excluding depreciation & amortization)	56,231	51,747	52,685
Marketplace operations	105,272	88,866	87,675
Technology and development	57,428	52,093	48,847
Sales and marketing	96,849	77,275	74,229
General and administrative	120,586	89,235	69,408
Depreciation and amortization	36,685	18,988	10,926
Total operating expenses	721,261	570,911	527,738
Loss from operations	(84,105)	(89,677)	(106,209)
Interest income	9,337	16,507	5,082
Interest expense	(4,244)	(1,565)	(979)
Provision for income taxes	688	526	87
Segment net income (loss)	$(79,700)	$(75,261)	$(102,193)

For the years ended December 31, 2024, 2023 and 2022, revenue outside of the United States, based on the billing address of the customer, was not material. As of December 31, 2024 and 2023, long-lived assets located outside of the United States were not material.

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
The Company's management, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2024. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2024, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 based on the criteria set forth in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Our assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alliance Auto Auctions, 166 Auto Auction, LLC, and Indiana Auto Auction, LLC, which are included in the 2024 consolidated financial statements of the Company and constituted 5%, 2% and 2% of revenue, respectively, for the year ended December 31, 2024.
Based on its evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an auditors' report on the effectiveness of the Company's internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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

During the quarter ended December 31, 2024, the following Section 16 officers adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•On December 10, 2024, Michael Waterman, ACV's Chief Sales Officer, adopted a trading plan. Mr. Waterman's trading plan provides for the sale of up to 462,137 shares plus a number of shares to be determined based on net vesting of RSUs and shares remaining from prior trading plan sales. The first trade will not occur until March 11, 2025 at the earliest. Mr. Waterman's trading plan is scheduled to terminate on December 26, 2025.

•On December 11, 2024, Vikas Mehta, ACV's Chief Operating Officer, adopted a trading plan. Mr. Mehta's trading plan provides for the sale of up to 100,689 shares plus a number of shares to be determined based on net vesting of RSUs. The first trade will not occur until March 12, 2025 at the earliest. Mr. Mehta's trading plan is scheduled to terminate on December 26, 2025.

•On December 13, 2024, Andrew Peer, ACV's Chief Accounting Officer, adopted a trading plan. Mr. Peer's trading plan provides for the sale of up to 15,992 shares plus a number of shares to be determined based on net vesting of RSUs. The first trade will not occur until March 14, 2025 at the earliest. Mr. Peer's trading plan is scheduled to terminate on September 13, 2025.

•On December 13, 2024, George Chamoun, ACV's Chief Executive Officer, adopted a trading plan. Mr. Chamoun's trading plan provides for the sale of up to 700,000 shares. The first trade will not occur until March 18, 2025 at the earliest. Mr. Chamoun's trading plan is scheduled to terminate on September 12, 2025.

The Rule 10b5-1 trading arrangements described above were adopted and precleared in accordance with ACV’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC. Other than disclosed above, no other officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the quarter ending December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2024.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2025 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2025 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)Documents filed as part of this report
(1)All financial statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Operations for the Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2024, 2023, and 2022
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the Years ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements
(2)Financial statement schedules
All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.
(3)Exhibits required by Item 601 of Regulation S-K
Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-40256	3.1	March 26, 2021
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40256	3.2	July 29, 2024
4.1	Form of Class A Common Stock Certificate.	S-1/A	333-253617	4.1	March 15, 2021
4.2	Description of Securities.	10-K	001-40256	4.2	February 21, 2024
10.1	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 2, 2020.	S-1	333-253617	10.1	February 26, 2021
10.2	2015 Long-Term Incentive Plan, as amended March 11, 2021, and forms of agreements thereunder.	S-1/A	333-253617	10.2	March 15, 2021
10.3	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-253617	10.3	March 15, 2021
10.4	2021 Employee Stock Purchase Plan.	S-1/A	333-253617	10.4	March 15, 2021
10.5	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-253617	10.5	March 15, 2021
10.6	Amended and Restated Employment Agreement, dated August 12, 2016, by and between the Registrant and George Chamoun.	S-1	333-253617	10.6	February 26, 2021
10.7	Lease Agreement, dated as of November 30, 2017, by and between the Registrant and 640 Ellicott Street, LLC.	S-1	333-253617	10.7	February 26, 2021

10.8	First Amendment to Lease Agreement, dated as of April 1, 2023, by and between Registrant and 640 Ellicott Street, LLC	10-K	001-40256	10.8	February 21, 2024
10.9	Second Amendment to Lease Agreement, dated as of May 1, 2023, by and between Registrant and 640 Ellicott Street, LLC	10-K	001-40256	10.9	February 21, 2024
10.10	Third Amendment to Lease Agreement, dated as of January 2, 2024, by and between Registrant and 640 Ellicott Street, LLC	10-K	001-40256	10.10	February 21, 2024
10.11	Fourth Amendment to Lease Agreement, dated as of January 31, 2024, by and between Registrant and 640 Ellicott Street, LLC	10-K	001-40256	10.11	February 21, 2024
10.12	Lease Agreement, dated as of September 26, 2019, by and between the Registrant and Innovation Center Annex, LLC.	S-1	333-253617	10.8	February 26, 2021
10.13+	Form of Confirmatory Offer of Employment.	S-1/A	333-253617	10.9	March 15, 2021
10.14+	Performance Bonus Plan.	S-1/A	333-253617	10.10	March 15, 2021
10.15+	Non-Employee Director Compensation Policy.	S-1/A	333-253617	10.11	March 15, 2021
10.16+	Severance and Change in Control Plan.	S-1/A	333-253617	10.12	March 15, 2021
10.17	Revolving Credit Agreement dated as of August 24, 2021 among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	001-40256	10.1	November 10, 2021
10.18	Amendment No. 1, dated June 1, 2023, to Revolving Credit Agreement dated as of August 24, 2021 among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.S., as Administrative Agent	10-Q	001-40256	10.1	August 7, 2023
10.19	Fifth Amendment to Lease Agreement, dated as of March 20, 2024, by and between Registrant and 640 Ellicott Street, LLC	10-Q	001-40256	10.3	May 8, 2024
10.20	Amendment No. 2, dated June 20, 2024, to Revolving Credit Agreement, dated as of August 24, 2021, among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-40256	10.2	August 7, 2024
10.2	Amendment No. 3, dated October 7, 2024, to Revolving Credit Agreement, dated as of August 24, 2021, among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-40256	10.1	October 7, 2024
19.1	Insider Trading policy					X
19.2	10b5-1 Guidelines					X
21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Clawback Policy	10-K	001-40256	10.11	February 21, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________________________________
+Indicates management contract or compensatory plan
*This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACV Auctions Inc

Date: February 19, 2025	By:	/s/ George Chamoun
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

Name	Title	Date

/s/ George Chamoun	Chief Executive Officer and Director	February 19, 2025
George Chamoun	(Principal Executive Officer)

/s/ William Zerella	Chief Financial Officer	February 19, 2025
William Zerella	(Principal Financial Officer)

/s/ Andrew Peer	Chief Accounting Officer	February 19, 2025
Andrew Peer	(Principal Accounting Officer)

/s/ Kirsten Castillo	Director	February 19, 2025
Kirsten Castillo

/s/ Robert P. Goodman	Director	February 19, 2025
Robert P. Goodman

/s/ Brian Hirsch	Director	February 19, 2025
Brian Hirsch

/s/ René F. Jones	Director	February 19, 2025
René F. Jones

/s/ Eileen A. Kamerick	Director	February 19, 2025
Eileen A. Kamerick

/s/ Brian Radecki	Director	February 19, 2025
Brian Radecki