Form 10-Q
period 2025-03-31
ACV Auctions Inc.
filed 2025-05-07
CIK 1637873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-40256
ACV Auctions Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	47-2415221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
640 Ellicott Street, #321 Buffalo, New York	14203
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 800 553-4070
_________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	ACVA	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2025, there were 171,064,794 shares of the registrant's Class A common stock with a par value of $0.001, outstanding.

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
•our ability to grow the number of participants on our marketplace platform;
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
•the effects of macroeconomic and geopolitical conditions on our business, including the impact of changes in trade policies;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Revenue:
Marketplace and service revenue	$165,937	$129,814
Customer assurance revenue	16,760	15,875
Total revenue	182,697	145,689
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	69,402	55,693
Customer assurance cost of revenue (excluding depreciation & amortization)	13,977	12,814
Operations and technology	44,190	38,069
Selling, general, and administrative	59,018	53,853
Depreciation and amortization	10,541	7,787
Total operating expenses	197,128	168,216
Loss from operations	(14,431)	(22,527)
Other income (expense):
Interest income	1,889	3,031
Interest expense	(1,910)	(535)
Total other income (expense)	(21)	2,496
Loss before income taxes	(14,452)	(20,031)
Provision for income taxes	365	440
Net loss	$(14,817)	$(20,471)
Weighted-average shares - basic and diluted	168,347	162,890
Net loss per share - basic and diluted	$(0.09)	$(0.13)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Net loss	$(14,817)	$(20,471)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	81	(30)
Foreign currency translation gain (loss)	1,143	(229)
Comprehensive loss	$(13,593)	$(20,730)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$291,885	$224,065
Marketable securities	49,927	46,036
Trade receivables (net of allowance of $5,500 and $6,372)	243,645	168,770
Finance receivables (net of allowance of $4,550 and $4,191)	156,714	139,045
Other current assets	17,724	15,281
Total current assets	759,895	593,197
Property and equipment (net of accumulated depreciation of $5,556 and $5,227)	8,468	7,625
Goodwill	181,431	180,478
Acquired intangible assets (net of amortization of $31,947 and $28,972)	88,278	90,816
Capitalized software (net of amortization of $45,404 and $38,499)	72,095	68,571
Other assets	42,172	43,462
Total assets	$1,152,339	$984,149
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$470,327	$345,605
Accrued payroll	13,087	16,725
Accrued other liabilities	23,681	18,836
Total current liabilities	507,095	381,166
Long-term debt	166,500	123,000
Other long-term liabilities	39,174	39,979
Total liabilities	712,769	544,145
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Preferred Stock; $0.001 par value; 20,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common Stock - Class A; $0.001 par value; 2,000,000 shares authorized; 170,504 and 168,029 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	171	168
Common Stock - Class B; $0.001 par value; 160,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	958,047	944,891
Accumulated deficit	(517,132)	(502,315)
Accumulated other comprehensive loss	(1,516)	(2,740)
Total stockholders' equity	439,570	440,004
Total liabilities and stockholders' equity	$1,152,339	$984,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three Months Ended March 31, 2025
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2024	168,029	$168	—	$—	$944,891	$(502,315)	$(2,740)	$440,004
Net loss	—	—	—	—	—	(14,817)	—	(14,817)
Other comprehensive income (loss)	—	—	—	—	—	—	1,224	1,224
Stock-based compensation	—	—	—	—	24,585	—	—	24,585
Exercise of common stock options	1,635	2	—	—	380	—	—	382
Vested restricted stock units	840	1	—	—	(11,809)	—	—	(11,808)
Balance as of March 31, 2025	170,504	$171	—	$—	$958,047	$(517,132)	$(1,516)	$439,570

	Three months ended March 31, 2024
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2023	138,637	$139	23,205	$23	$880,510	$(422,615)	$(1,529)	$456,528
Conversion of Class B common stock to Class A common stock	5,982	6	(5,982)	(6)	—	—	—	—
Net loss	—	—	—	—	—	(20,471)	—	(20,471)
Other comprehensive income (loss)	—	—	—	—	—	—	(259)	(259)
Stock-based compensation	—	—	—	—	18,599	—	—	18,599
Exercise of common stock options	719	1	—	—	2,401	—	—	2,402
Vested restricted stock units	556	—	73	—	(7,076)	—	—	(7,076)
Issuance of shares for acquisitions	1,413	1	—	—	8,555	—	—	8,556
Balance as of March 31, 2024	147,307	$147	17,297	$17	$902,989	$(443,086)	$(1,788)	$458,279
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(14,817)	$(20,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,547	7,802
Stock-based compensation expense, net of amounts capitalized	16,574	14,830
Provision for bad debt	1,603	2,097
Other non-cash, net	704	356
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(75,714)	(33,676)
Other operating assets	(2,616)	(289)
Accounts payable	122,834	68,217
Other operating liabilities	7,509	4,109
Net cash provided by operating activities	66,624	42,975
Cash Flows from Investing Activities
Net increase in finance receivables	(17,276)	(1,047)
Purchases of property and equipment	(1,346)	(1,075)
Capitalization of software costs	(8,731)	(7,513)
Purchases of marketable securities	(10,153)	(2,902)
Maturities and redemptions of marketable securities	6,638	30,030
Sales of marketable securities	—	70,020
Acquisition of businesses (net of cash acquired)	—	(108,453)
Net cash used in investing activities	(30,868)	(20,940)
Cash Flows from Financing Activities
Proceeds from long term debt	100,000	190,000
Payments towards long term debt	(56,500)	(180,000)
Proceeds from exercise of stock options	382	2,401
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(11,808)	(7,090)
Other financing activities	(42)	(23)
Net cash provided by financing activities	32,032	5,288
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	32	(49)
Net increase in cash, cash equivalents, and restricted cash	67,820	27,274
Cash, cash equivalents, and restricted cash, beginning of period	224,065	182,571
Cash, cash equivalents, and restricted cash, end of period	$291,885	$209,845
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$1,843	$1,184
Purchase of property and equipment and internal use software in accounts payable	$1,490	$1,119
The accompanying notes are an integral part of these condensed consolidated financial statements

ACV AUCTIONS INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies
Nature of Business – ACV Auctions Inc. (the "Company" or "ACV") operates in one industry segment, providing a wholesale auction marketplace (the “Marketplace” or “Marketplace Platform”) to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). The Marketplace encompasses the digital marketplaces, remarketing centers, data services, and data and technology.
Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC (“ACV Capital”). ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. Services are primarily provided in the United States and certain data services are also provided internationally. Services are supported by the Company’s operations which are primarily in North America and India.
Basis of Consolidation – The condensed consolidated financial statements include the accounts of ACV Auctions Inc. and all of its controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Basis of Preparation – The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company's financial information. The unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 19, 2025 (the "Annual Report"). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Seasonality – The volume of vehicles sold through auctions held on ACV's Marketplace Platform generally fluctuates from quarter to quarter. This seasonality is caused by several factors, including holidays, weather, the seasonality of the retail market for used vehicles and the timing of federal tax returns, which affects the demand side of the vehicle auction industry. As a result, revenue and operating expenses related to volume will fluctuate accordingly on a quarterly basis. In the fourth quarter, we typically experience lower used vehicle auction volume as well as additional costs associated with the holidays. Seasonally depressed used vehicle auction volume typically continues during the winter months through the beginning of the first quarter. Typical seasonality trends may not be observed in periods where other external factors more significantly impact the industry.
Recent Accounting Pronouncements – The following table provides a description of accounting standards that are not yet adopted that could have an impact to the consolidated financial statements upon adoption.

Accounting Standard Update	Description	Required date of adoption	Effect on consolidated financial statements
Accounting Standards Not Yet Adopted
Improvements to Income Tax Disclosures (ASU 2023-09)	The guidance enhances the transparency and decision usefulness of income tax disclosures.	December 31, 2025	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.
Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASU 2024-03)	This guidance enhances the disaggregated disclosure of income statement expenses	December 31, 2027	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.
2.    Financial Instruments
The following is a summary of available-for-sale marketable securities, as of March 31, 2025 and December 31, 2024, respectively (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$46,786	$44	$(30)	$46,800
U.S. agency securities	3,129	—	(2)	3,127
Total Marketable securities	$49,915	$44	$(32)	$49,927
(1)Comprised primarily of corporate bonds

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$43,008	$9	$(74)	$42,943
U.S. agency securities	3,097	—	(4)	3,093
Total Marketable securities	$46,105	$9	$(78)	$46,036
(1)Comprised primarily of corporate bonds
As of March 31, 2025, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$29,904
Due in one to five years	20,023
Total	$49,927
The Company typically invests in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. The Company’s investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. Fair values were determined for each individual security in the investment portfolio.
The Company does not believe that any unrealized losses are attributable to credit-related factors based on its evaluation of available evidence. To determine whether a decline in value is related to credit loss, the Company evaluates, among other factors: the extent to which the fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. The

Company does not intend to sell the instruments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Unrealized gains and losses on marketable securities are presented net of tax.
3.    Fair Value Measurement
Fair value accounting is applied for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
The Company’s financial instruments primarily consist of cash and cash equivalents, debt securities, trade and finance accounts receivable and accounts payable. The carrying values of cash and cash equivalents, trade and finance accounts receivable, and accounts payable approximate fair value due to the short-term nature of those instruments. The carrying value of the revolver and warehouse facility were determined to approximate fair value due to their duration and variable interest rates that approximate prevailing interest rates as of each reporting period.
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$74,937	$—	$—	$74,937
Marketable Securities:
Corporate securities	—	46,800	—	46,800
U.S. agency securities	—	3,127	—	3,127
Total financial assets	$74,937	$49,927	$—	$124,864

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$69,475	$—	$—	$69,475
Marketable Securities:
Corporate securities	—	42,943	—	42,943
U.S. agency securities	—	3,093	—	3,093
Total financial assets	$69,475	$46,036	$—	$115,511
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its commercial paper, corporate bonds, and U.S. agency securities within Level 2 of the fair value hierarchy because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.
4.    Accounts Receivable & Allowance for Doubtful Receivables
The Company maintains an allowance for doubtful receivables that, in management’s judgment, reflects losses inherent in the portfolio. A provision for doubtful receivables is recorded to adjust the level of the allowance as deemed necessary by management.
Changes in the allowance for doubtful trade receivables for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Beginning balance	$6,372	$2,868
Provision for bad debt	881	732
Net (write-offs) recoveries
Write-offs	(1,928)	(264)
Recoveries	175	595
Net (write-offs) recoveries	(1,753)	331
Ending balance	$5,500	$3,931
Changes in the allowance for doubtful finance receivables for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

	Three months ended March 31,
	2025	2024
Beginning balance	$4,191	$3,428
Provision for bad debt	722	1,362
Net write-offs
Write-offs	(518)	(1,195)
Recoveries	155	133
Net write-offs	(363)	(1,062)
Ending balance	$4,550	$3,728
5.    Guarantees, Commitments and Contingencies
The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 - Guarantees as a general guarantee.
Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. Such guarantees provide Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. These guarantee agreements provide the Company with the right to retain proceeds from the subsequent liquidation of vehicles covered under the guarantees. The guarantees are typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. The vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was approximately $253.7 million and approximately $161.7 million at March 31, 2025 and December 31, 2024, respectively. The carrying amount of the liability presented in Accrued other liabilities on the Condensed Consolidated Balance Sheet was $1.9 million and $1.4 million at March 31, 2025 and December 31, 2024, respectively.

Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at March 31, 2025 and December 31, 2024.
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
6.    Borrowings
2021 Revolver
On August 24, 2021, ACV entered into a revolving credit facility (the “2021 Revolver”). The 2021 Revolver was established to provide general financing to the Company. The 2021 Revolver is secured by substantially all of the Company's assets except for ACV Capital receivables. The maximum borrowing principal amount of the 2021 Revolver is $160.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver matures on August 24, 2026 and is subject to a commitment fee of 0..25% per annum of the average daily undrawn portion of the revolving credit facility.
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
As of March 31, 2025 and December 31, 2024, outstanding borrowings under the 2021 Revolver were $100.0 million and $56.5 million, respectively, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.3 million and $3.3 million, respectively, decreasing the availability under the 2021 Revolver by a corresponding amount. As of March 31, 2025, the interest rate on the outstanding borrowing was 9.25%.
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
As of March 31, 2025 and December 31, 2024, borrowings under the Warehouse Facility were $66.5 million. As of March 31, 2025, the interest rate on the outstanding borrowing was 7.49%.
As of March 31, 2025, the Company was in compliance with all of its financial covenants and non-financial covenants.
7.    Revenue
The following table summarizes the primary components of Marketplace and service revenue. The level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended March 31,
	2025	2024
Auction marketplace revenue	$89,984	$67,329
Other marketplace revenue	67,675	54,569
Data services revenue	8,278	7,916
Marketplace and service revenue	$165,937	$129,814
Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $5.7 million and $4.5 million of contract liabilities included in Accrued other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively. Revenue recognized for the three months ended March 31, 2025 from amounts included in deferred revenue as of December 31, 2024 was $4.5 million. All the remaining performance obligations for contracts are expected to be recognized within one year.
8.    Stock-Based Compensation
Refer to Note 13 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further details regarding the Company's equity plans.
The following table summarizes the stock option activity for the three months ended March 31, 2025 (in thousands, except year and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2024	3,882	$1.55	$77,824	3.21
Exercised	(1,635)	0.23
Forfeited	—	—
Expired	(5)	6.58
Outstanding, March 31, 2025	2,242	$2.51	$25,956	3.63
Exercisable, March 31, 2025	2,230	$2.49	$25,873	3.62

The following table summarizes the restricted stock unit and performance share unit activity for the three months ended March 31, 2025 (in thousands, except per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2024	8,078	$16.04
Granted	743	$16.63
Vested	(1,468)	$15.09
Forfeited	(136)	$16.22
Outstanding, March 31, 2025	7,217	$16.29
As of March 31, 2025, there was approximately $96.9 million of compensation expense related to the unvested portion of common stock options, restricted stock units, and performance share units that will be recorded as compensation expense over a weighted-average period of 2.4 years.
During the first quarter of 2024, the Company entered into two contingently returnable share agreements (the "2024 Agreements") for certain compensatory share-based service awards. The 2024 Agreements authorized 773,099 shares of common stock to be issued. Shares will be released and distributed to the employee award recipients with the final vesting date during the first quarter of 2028. At March 31, 2025, there was approximately $8.5 million of compensation expense related to the unvested portion of the contingently returnable shares that will be recorded over 2.84 years.
9.    Income Taxes
The Company had an effective tax rate of approximately (3)% and (2)% for the three months ended March 31, 2025 and 2024, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits, and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
10.    Net Loss Per Share
The numerators and denominators of the basic and diluted net loss per share computations for the Company's common stock are calculated as follows for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three months ended March 31,
	2025		2024
	Class A	Class B (1)	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(14,817)	$—	$(17,718)	$(2,753)
Denominator:
Weighted-average number of shares of common stock - Basic and diluted	168,347	—	140,980	21,910
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$—	$(0.13)	$(0.13)
(1) During the fourth quarter of 2024, the number of outstanding shares of the Company's Class B common stock declined such that the total number of outstanding shares of Class B common stock represented less than 5% of the aggregate number of outstanding shares of the Company's Class A common stock and Class B common stock. Under the terms of the Company's amended and restated certificate of incorporation, the Company's Class B common stock automatically converted to Class A common stock effective as of December

31, 2024. This resulted in 3,550,142 shares of Class A common stock being issued on December 31, 2024 with the related shares of Class B common stock being cancelled.
The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended March 31,
	2025	2024
Unvested RSUs and other awards	2,883	2,385
Stock options	2,972	4,801
11.    Acquisitions

The Company completed four business acquisitions during the year ended December 31, 2024. These acquisitions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company's results of operations from the respective acquisition dates. Goodwill acquired in connection with these acquisitions represents expected synergies from the combined operations, is deductible for tax purposes in the United States, and is amortized on a straight-line basis over 15 years.

Indiana Auto Auction
On June 17, 2024, the Company completed its acquisition of all of the ownership interest of Indiana Auto Auction for total cash consideration of $51.5 million, which included $5.0 million of acquired cash and $14.1 million of acquired real estate. The aggregate purchase price was allocated to $16.2 million of goodwill, $13.9 million of intangibles, and $21.4 million of net tangible assets assumed. The Company completed a sale of the real estate to a third party on August 6, 2024. Indiana Auto Auction offers wholesale and commercial car auction and reconditioning services and enabled the Company to expand its range of offerings to dealers and commercial partners.

March 13, 2024 Acquisition

On March 13, 2024, the Company completed its acquisition of all of the ownership interests of a business for total cash consideration of $19.0 million. The aggregate purchase price was allocated to $14.1 million of goodwill, $5.7 million of intangible assets, and $0.8 million of net tangible liabilities assumed. The business acquired offers wholesale car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners.
166 Auto Auction
On March 8, 2024, the Company completed its acquisition of all of the ownership interests of 166 Auto Auction for a total cash consideration of $27.4 million. The aggregate purchase price was allocated to $7.4 million of goodwill, $16.3 million of intangible assets, and $3.6 million of net tangible assets assumed. 166 Auto Auction offers wholesale car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners.
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

The aggregate purchase price for the Alliance Auto Auctions acquisition was allocated to the assets and liabilities assumed as follows (in thousands):

Assets Acquired
Cash and cash equivalents	$2,467
Trade receivables	14,926
Finance receivables	—
Other current assets	768
Property & equipment	892
Goodwill	40,412
Intangible assets	32,700
Other assets	8,305
Total assets acquired	$100,470
Liabilities Assumed
Accounts payable	$15,040
Accrued payroll	400
Accrued other liabilities	2,132
Deferred revenue	64
Other long-term liabilities	7,383
Total liabilities assumed	25,019
Net assets acquired	$75,451

Alliance Auto Auctions offers wholesale car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners.
12.    Segment Information
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
The ACV segment provides the Marketplace to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer with financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC. ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace. The ACV segment provides a wholesale auction marketplace to dealers and derives its revenues primarily from North America. The CODM assesses performance for the ACV segment and decides how to allocate resources based on net income (loss) that also is reported on the income statement as consolidated net income (loss). The CODM uses net income (loss) in budget versus actual analysis to measure performance and as a key input to make resource investment and management compensation decisions.

The following is the information used by the CODM in assessing segment performance:

	Three Months Ended March 31,
	2025	2024
Revenue	$182,697	$145,689
Less:
Marketplace and service cost of revenue (excluding depreciation & amortization)	69,402	55,693
Customer assurance cost of revenue (excluding depreciation & amortization)	13,977	12,814
Marketplace operations	29,612	24,461
Technology and development	14,578	13,608
Sales and marketing	27,737	23,959
General and administrative	31,281	29,894
Depreciation and amortization	10,541	7,787
Total operating expenses	197,128	168,216
Loss from operations	(14,431)	(22,527)
Interest income	1,889	3,031
Interest expense	(1,910)	(535)
Provision for income taxes	365	440
Segment net loss	$(14,817)	$(20,471)

For the three months ended March 31, 2025 and 2024, revenue outside of the United States, based on the billing address of the customer, was not material. As of March 31, 2025 and December 31, 2024, long-lived assets located outside of the United States were not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 19, 2025, or the Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our financial condition or results of operations, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. You should review the “Risk Factors” section of our Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

	Three Months Ended March 31,
	2025		2024
Marketplace Units	208,025		174,631
Marketplace GMV	$2.6	billion	$2.3	billion
Adjusted EBITDA	$13.9	million	$4.3	million
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
•Deepen Relationships with Dealers and Commercial Partners. We have a team of VCIs that regularly interacts with our customers, providing high-quality inspection services and developing strong customer relationships.
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
Grow Value-Added and Data Services
We continue to drive customer adoption of our existing value-added and data services and introduce new and complementary products. Our ability to drive higher attachment rates of existing value-added services, such as ACV Transportation, ACV Capital, and ACV Max will help grow our revenue. We continue to drive customer adoption of our data services such as our inventory management system, which enables dealers to accurately price wholesale and retail inventory while maximizing profit by leveraging predictive analytics informed by artificial intelligence. These data services enable our customers to make more informed inventory management decisions both on and off our digital marketplace. In addition, we will continue to focus on developing new products and services that enhance our marketplace platform in areas including new data-powered products. Our ability to drive customer adoption of these products and services is dependent on the pricing of our products, the offerings of our competitors and the effectiveness of our marketing efforts.
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
Used Car Demand
Our success depends in part on sufficient demand for used vehicles. Our growth over the last several years has coincided with a rising consumer demand for used vehicles. Since early 2020 demand for cars has outpaced supply. During this period, we have seen new car supply have a significant impact on the supply of wholesale vehicles available within our marketplace. More recently, new vehicle supply has begun to increase, although still below 2019 levels. However, this increase in new vehicle supply has been coupled with higher interest rates which has made both new and used vehicles more expensive for retail consumers utilizing financing. Used car demand will be in part dependent on the economic health of the retail consumer and their ability to afford a vehicle purchase, which may be impacted by macroeconomic and geopolitical conditions, including the impact of changes in trade policies.
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended March 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$165,937	91%	$129,814	89%
Customer assurance revenue	16,760	9%	15,875	11%
Total revenue	182,697	100%	145,689	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	69,402	38%	55,693	38%
Customer assurance cost of revenue (excluding depreciation & amortization)	13,977	8%	12,814	9%
Operations and technology (1)	44,190	24%	38,069	26%
Selling, general, and administrative (1) (3) (5) (6)	59,018	32%	53,853	37%
Depreciation and amortization (2) (4)	10,541	6%	7,787	5%
Total operating expenses	197,128		168,216
Loss from operations	(14,431)		(22,527)
Other Income (expense):
Interest income	1,889		3,031
Interest expense	(1,910)		(535)
Total other income (expense)	(21)		2,496
Income (loss) before income taxes	(14,452)		(20,031)
Provision for income taxes	365		440
Net loss	$(14,817)		$(20,471)

(1) Includes stock-based compensation expense as follows:	Three months ended March 31,
	2025	2024

	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$305	$250
Operations and technology	4,274	3,446
Selling, general, and administrative	11,995	11,134
Stock-based compensation expense	$16,574	$14,830

(2) Includes acquired intangible asset amortization as follows:	Three months ended March 31,
	2025	2024

	(in thousands)
Depreciation and amortization	$2,773	$2,213

(3) Includes litigation-related costs as follows:	Three months ended March 31,
	2025	2024

	(in thousands)
Selling, general, and administrative	$1,100	$1,553

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended March 31,
	2025	2024

	(in thousands)
Depreciation and amortization	$1,463	$928

(5) Includes acquisition-related costs as follows:	Three months ended March 31,
	2025	2024

	(in thousands)
Selling, general, and administrative	$403	$2,120

(6) Includes other adjustments as follows:	Three months ended March 31,
	2025	2024

	(in thousands)
Selling, general, and administrative	$—	$45
Comparison of the three months ended March 31, 2025 and 2024
Revenue
Marketplace and Service Revenue

	Three months ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Marketplace and service revenue	$165,937	$129,814	$36,123	28%
The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, auction marketplace revenue increased to $90.0 million from $67.3 million and other marketplace revenue increased to $67.7 million from $54.6 million. Revenue increases in the current quarter were primarily volume-driven and also buyer fee rates were higher for the three months ended March 31, 2025 compared to the prior year period. The volume of Marketplace Units sold on the marketplace platform increased to 208,025 for the three months ended March 31, 2025 from 174,631 for the comparable prior year period which is an indicator of increased overall customer engagement. The wholesale automotive industry continues to transition to digital transactions, with an increasing amount of customers transacting digitally versus at physical auction houses. This industry transition, and our position as a leader in the area of digital wholesale automotive auctions, continues to drive more business to our Marketplace Platform.The average total revenue per Marketplace Unit increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to the aforementioned higher buyer rates and customers adding more optional ancillary services to the auction such as transportation services and financing services which resulted in increase to both auction marketplace and other marketplace revenue. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported. To a lesser extent, acquisitions completed in 2024 drove increases in revenue in 2025 compared to 2024.

Customer Assurance Revenue

	Three months ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Customer assurance revenue	$16,760	$15,875	$885	6%
The customer assurance revenue increase was mainly driven by an increase in Go Green assurance revenue, driven by an increase in units that elected the Go Green offering and an increase in the fair value per unit sold that elected the Go Green offering year over year. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, Go Green assurance revenue increased to $15.0 million from $14.2 million. Other assurance revenue increased to $1.8 million for the three months ended March 31, 2025 from $1.7 million for the three months ended March 31, 2024.
Operating Expenses
Marketplace and Service Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$69,402	$55,693	$13,709	25%
Percentage of revenue	38%	38%
The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace revenue. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, total cost attributed to generating auction marketplace revenue increased to $16.6 million from $9.7 million. The increase in auction marketplace cost of revenue is due to increased units sold through our marketplace and costs associated with our prior year acquisitions. Other marketplace cost of revenues increased to $47.7 million for the three months ended March 31, 2025, compared to $40.9 million for the three months ended March 31, 2024, primarily due to an increase in the units transported to buyers from sellers. Marketplace and service costs of revenues as a percentage of revenue remained the same during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Customer Assurance Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$13,977	$12,814	$1,163	9%
Percentage of revenue	8%	9%

The increase primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by an increase in the number of arbitration claims, due to increased volume of completed auctions where the customer elected the Go Green offering, and an increase in arbitration cost per unit sold. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, Go Green assurance cost of revenue increased to $12.7 million from $11.7 million. Other assurance cost of revenue increased to $1.3 million for the three months ended March 31, 2025, compared to $1.1 million for the three months ended March 31, 2024. Customer assurance cost of revenue as a percentage of revenue decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as we continued to manage arbitration costs and grow revenue.
Operations and Technology Expenses

	Three months ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Operations and technology	$44,190	$38,069	$6,121	16%
Percentage of revenue	24%	26%
The increase is primarily due to higher personnel-related costs. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, personnel-related costs increased to $37.6 million from $32.2 million as a result of headcount increases from our prior year acquisitions and stock-based compensation in 2025. Software and technology costs increased to $4.8 million from $4.0 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Other expenses decreased to $1.7 million from $1.9 million in the three months ended March 31, 2025 compared to March 31, 2024. Operations and technology expense as a percentage of revenue decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as we continued our efforts to effectively manage costs while growing revenue.
Selling, General, and Administrative Expenses

	Three months ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Selling, general, and administrative	$59,018	$53,853	$5,165	10%
Percentage of revenue	32%	37%
The increase is primarily due to higher personnel-related costs. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024, personnel-related costs increased to $47.2 million from $42.9 million, primarily as a result of headcount increases from our prior year acquisitions and increased stock-based compensation in 2025. Non-personnel expenses in the three months ended March 31, 2025 compared to the three months ended March 31, 2024 increased to $11.6 million from $11.0 million. Selling, general, and administrative expenses decreased as a percentage of revenue during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 as we continued our efforts to effectively manage costs while growing revenue.
Depreciation and Amortization

	Three months ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Depreciation and amortization	$10,541	$7,787	$2,754	35%
Percentage of revenue	6%	5%

The increase is primarily due to an increase of $2.0 million in amortization of internal-use software costs along with an increase of $0.6 million in amortization related to acquired intangible assets. The increase in depreciation and amortization as a percentage of revenue is primarily due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense as well as increased amortization costs related to intangible assets from acquisitions during 2024.
Interest Income

	Three months ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Interest income	$1,889	$3,031	$(1,142)	(38)%
The decrease was primarily driven by a lower balance in our marketable securities portfolio as we used the proceeds from sales and maturities of marketable securities to support acquisition activity in the prior year and a lower average interest rate during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Interest Expense

	Three months ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Interest expense	$(1,910)	$(535)	$(1,375)	257%
The increase during the three months ended March 31, 2025 was primarily driven by the interest and fees related to the Warehouse facility which was entered into on June 20, 2024. Such interest and fees were not present in the three months ended March 31, 2024 due to the line of credit not yet being established at that time.
Provision for Income Taxes

	Three months ended March 31,		$ Change	% Change
	2025	2024
	(in thousands)
Provision for income taxes	$365	$440	$(75)	(17)%
Our effective tax rate was approximately (3)% and (2)% for the three months ended March 31, 2025 and 2024, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
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
Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not properly reflect capital commitments to be paid in the future; (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures; (iii) it does not consider the impact of stock-based compensation expense; (iv) it does not reflect other non-operating income and expenses, including interest income and expense; (v) it does not consider the impact of any contingent consideration liability valuation adjustments; (vi) it does not reflect tax payments that may represent a reduction in cash available to us; (vii) it does not include the amortization of acquired intangible assets but it does include the revenue that these acquired intangible assets contribute to the enterprise; and (viii) it does not reflect other one-time, non-recurring items, when applicable, such as acquisition-related and restructuring expenses. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net loss and other results stated in accordance with GAAP.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2025	2024
Net income (loss)	$(14,817)	$(20,471)
Depreciation and amortization	10,546	7,802
Stock-based compensation	16,574	14,830
Interest expense (income)	21	(2,496)
Provision for income taxes	365	440
Acquisition-related costs	403	2,120
Litigation-related costs (1)	1,100	1,553
Other	(284)	494
Adjusted EBITDA	$13,908	$4,272

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

Non-GAAP Net income (loss) is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of these limitations include that: (i) it does not consider the impact of stock-based compensation expense; (ii) although amortization is a non-cash charge, the underlying assets may need to be replaced and Non-GAAP Net income (loss) does not reflect these capital expenditures; (iii) it does not consider the impact of any contingent consideration liability valuation adjustments; (iv) it does not include the amortization of acquired intangible assets but it does include the revenue that these acquired intangible assets contribute to the enterprise; and (v) it does not consider the impact of other one-time charges, such as acquisition-related and restructuring expenses, which could be material to the results of our operations. In addition, our use of Non-GAAP Net income (loss) may not be comparable to similarly titled measures of other companies because they may not calculate Non-GAAP Net income (loss) in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Non-GAAP Net income (loss) alongside other financial measures, including our net loss and other results stated in accordance with GAAP.
The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2025	2024
Net income (loss)	$(14,817)	$(20,471)
Stock-based compensation	16,574	14,830
Amortization of acquired intangible assets	2,773	2,213
Amortization of capitalized stock based compensation	1,463	928
Acquisition-related costs	403	2,120
Litigation-related costs (1)	1,100	1,553
Other	—	45
Non-GAAP Net income (loss)	$7,496	$1,218

(1) Litigation-related costs are related to an anti-competition case which we do not consider to be representative of our underlying operating performance
Liquidity and Capital Resources
We have financed operations since our inception primarily through our marketplace revenue, proceeds from sales of equity securities, and debt facilities.
As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $291.9 million, and investments in marketable securities totaling $49.9 million. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.
As of March 31, 2025, our principal commitments primarily consist of long-term debt and leases for facilities. We have $3.9 million of lease obligations due within a year, and an additional $36.3 million of lease obligations due at various dates through 2039.
In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of March 31, 2025 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.
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
The 2021 Revolver provides for a revolving line of credit in the aggregate principal amount of up to $160.0 million. The 2021 Revolver also includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. The 2021 Revolver is guaranteed by substantially all of our material domestic subsidiaries and is secured by substantially all of our and such subsidiaries’ assets except for ACV Capital receivables. The interest rate applicable to the 2021 Revolver is, at our option, either (a) SOFR (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) (subject to a 0.00% SOFR floor), plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate is the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c)(i) 1.00% plus (ii) the adjusted SOFR rate for a one-month interest period. The 2021 Revolver has a maturity date of August 24, 2026. The 2021 Revolver contains customary covenants that limit our ability to enter into indebtedness, make distributions and make investments, among other restrictions. The 2021 Revolver also contains financial covenants that require us to maintain a minimum liquidity level and achieve specified trailing four quarter revenue targets. As of March 31, 2025, $100.0 million was drawn under the 2021 Revolver with an interest rate of 9.25%, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.3 million.

Warehouse Facility
On June 20, 2024, we entered into a revolving credit and security agreement with CitiBank, NA, providing for a revolving warehouse facility (the "Warehouse Facility") with a maximum principal amount of $125.0 million. The revolving feature on the facility ends on June 20, 2026 and the facility matures twelve months later, unless sooner terminated or extended in accordance with its terms. The revolving credit facility was established to provide liquidity to fund new originations of auto floorplan loans by ACV Capital. The facility is secured by all assets of ACV Funding, including the auto floorplan loans owned by it.
Advances under the Warehouse Facility funded by asset-backed commercial paper conduit through the issuance of commercial paper notes will bear interest generally at a rate equivalent to the weighted average annual rate of all commercial paper notes issued by the commercial paper conduit to fund its advances, plus a margin of 3.00%. Advances funded by lenders that are not commercial paper conduits, or by commercial paper conduits funded through means other than the issuance of commercial paper notes, will bear interest generally at a rate equal to (i) Term SOFR for a period of one-month (subject to a 0.00% floor), plus 0.11448% or, in certain circumstances, the Alternate Base Rate, plus (ii) a margin of 3.00%. The Alternate Base Rate is the highest of (a) the prime rate quoted in the Wall Street Journal, (b) the NYFRB rate plus 0.50% and (c)(i) 1.00% plus (ii) the Term SOFR rate for a one-month interest period. The interest rate may be increased under certain circumstances, including upon the occurrence of an early amortization event or event of default under the warehouse documentation. ACV Funding must also pay upfront any unused fees in connection with the facility. As of March 31, 2025 borrowings under the Warehouse Facility were $66.5 million with an interest rate of 7.49%.
We were in compliance with all such applicable covenants as of March 31, 2025, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q.
Cash Flows from Operating, Investing, and Financing Activities
The following table shows a summary of our cash flows for the periods presented:

	Three months ended March 31,
	2025	2024
Net cash provided by operating activities	$66,624	$42,975
Net cash used in investing activities	(30,868)	(20,940)
Net cash provided by financing activities	32,032	5,288
Effect of exchange rate changes	32	(49)
Net increase in cash, cash equivalents, and restricted cash	$67,820	$27,274
Operating Activities
Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, sales and marketing expenses and overhead expenses.
In the three months ended March 31, 2025 and 2024, net cash provided by operating activities was $66.6 million and $43.0 million, respectively. Net cash provided by operating activities during the three months ended March 31, 2025 and 2024 consisted primarily of an increase in accounts payable to sellers, partially offset by an increase in accounts receivable from buyers. The increase in cash provided by operating activities during the three months ended March 31, 2025 relative to the three months ended March 31, 2024 is primarily due a higher volume of transactions and the timing of collections and disbursements of funds related to auctions completed near period end.
Investing Activities
In the three months ended March 31, 2025 net cash used in investing activities was $30.9 million and in the three months ended March 31, 2024, net cash used in investing activities was $20.9 million. Net cash used in investing activities during the three months ended March 31, 2025 was primarily related to the increase in finance receivables, capitalized software development and the net outflows from the purchases/maturities of marketable securities. Net cash used in investing activities during the three months ended March 31, 2024 was primarily related to business acquisitions along with capitalized software development partially offset by the sales/maturities of a portion of our marketable securities portfolio to support our business acquisition transactions.

The increase in net cash used in investing activities during the three months ended March 31, 2025 relative to the three months ended March 31, 2024 was primarily driven by an increase in the finance receivables portfolio as well as an overall decrease in net marketable securities and acquisition activity.
Financing Activities
In the three months ended March 31, 2025 and 2024, net cash provided by financing activities was $32.0 million and $5.3 million, respectively. Net cash provided by financing activities during the three months ended March 31, 2025 and the three months ended March 31, 2024 relates to proceeds, net of repayments, on long term debt, partially offset by payments of RSU tax withholding in exchange for common shares surrendered by RSU holders.
The increase during the three months ended March 31, 2025 relative to the three months ended March 31, 2024 was primarily the result of higher proceeds from long term debt, net of repayments of long term debt during the period.
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
Interest Rate Risk
We had cash and cash equivalents of $291.9 million and marketable securities of $49.9 million as of March 31, 2025, which consisted of interest-bearing investments with maturities of three months or less and investment grade securities respectively. Interest-earning instruments carry a degree of interest rate risk as increases in rates will negatively affect the fair value of our marketable securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $166.5 million as of March 31, 2025. The interest rate paid on these borrowings is variable, indexed to SOFR. Therefore, increases in interest rates will increase the interest expense on these borrowings. A hypothetical 100 basis point change in interest rates would not result in a material impact on our condensed consolidated financial statements.
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
The Company's management, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2025. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2025, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually, or taken together, reasonably be expected to have a material adverse effect on our business or financial results. The material set forth in Note 5 (pertaining to information regarding legal contingencies) of the Notes of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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

No officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended March 31, 2025.

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

ACV Auctions Inc.

Date: May 7, 2025	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: May 7, 2025	By:	/s/ William Zerella
William Zerella
Chief Financial Officer