Form 10-Q
period 2025-06-30
ACV Auctions Inc.
filed 2025-08-11
CIK 1637873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 4, 2025, there were 172,107,121 shares of the registrant's common stock with a par value of $0.001, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Marketplace and service revenue	$175,995	$144,126	$341,932	$273,940
Customer assurance revenue	17,708	16,498	34,468	32,373
Total revenue	193,703	160,624	376,400	306,313
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	74,319	64,253	143,721	119,946
Customer assurance cost of revenue (excluding depreciation & amortization)	16,909	14,558	30,886	27,372
Operations and technology	45,801	39,694	89,991	77,763
Selling, general, and administrative	52,972	51,912	111,990	105,765
Depreciation and amortization	10,897	8,848	21,438	16,635
Total operating expenses	200,898	179,265	398,026	347,481
Loss from operations	(7,195)	(18,641)	(21,626)	(41,168)
Other income (expense):
Interest income	2,152	2,329	4,041	5,360
Interest expense	(2,286)	(606)	(4,196)	(1,141)
Total other income (expense)	(134)	1,723	(155)	4,219
Loss before income taxes	(7,329)	(16,918)	(21,781)	(36,949)
(Benefit from) provision for income taxes	(31)	145	334	585
Net loss	$(7,298)	$(17,063)	$(22,115)	$(37,534)
Weighted-average shares - basic and diluted	170,472	164,384	169,415	163,637
Net loss per share - basic and diluted	$(0.04)	$(0.10)	$(0.13)	$(0.23)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss	$(7,298)	$(17,063)	$(22,115)	$(37,534)
Other comprehensive income (loss):
Net unrealized gains on available-for-sale securities	46	386	127	356
Foreign currency translation gain (loss)	3,121	(214)	4,264	(443)
Comprehensive loss	$(4,131)	$(16,891)	$(17,724)	$(37,621)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$258,365	$224,065
Marketable securities	46,368	46,036
Trade receivables (net of allowance of $4,368 and $6,372)	209,880	168,770
Finance receivables (net of allowance of $5,097 and $4,191)	207,068	139,045
Other current assets	16,254	15,281
Total current assets	737,935	593,197
Property and equipment (net of accumulated depreciation of $5,804 and $5,227)	10,135	7,625
Goodwill	183,676	180,478
Acquired intangible assets (net of amortization of $34,998 and $28,972)	86,206	90,816
Capitalized software (net of amortization of $52,842 and $38,499)	75,648	68,571
Other assets	44,673	43,462
Total assets	$1,138,273	$984,149
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$430,646	$345,605
Accrued payroll	12,100	16,725
Accrued other liabilities	19,912	18,836
Total current liabilities	462,658	381,166
Long-term debt	186,500	123,000
Other long-term liabilities	40,332	39,979
Total liabilities	689,490	544,145
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Preferred Stock; $0.001 par value; 20,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common Stock; $0.001 par value; 2,000,000 shares authorized; 171,559 and 168,029 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	172	168
Common Stock - Class B; $0.001 par value; 0 and 160,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 0 and 0 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	971,390	944,891
Accumulated deficit	(524,430)	(502,315)
Accumulated other comprehensive income (loss)	1,651	(2,740)
Total stockholders' equity	448,783	440,004
Total liabilities and stockholders' equity	$1,138,273	$984,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three months ended June 30, 2025
	Common Stock (1)				Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of March 31, 2025	170,504	$171	$958,047	$(517,132)	$(1,516)	$439,570
Net loss	—	—	—	(7,298)	—	(7,298)
Other comprehensive income (loss)	—	—	—	—	3,167	3,167
Stock-based compensation	—	—	16,489	—	—	16,489
Exercise of common stock options	269	—	149	—	—	149
Vested restricted stock units	608	1	(5,829)	—	—	(5,828)
Issuance of shares for employee stock purchase plan	178	—	2,534	—	—	2,534
Balance as of June 30, 2025	171,559	$172	$971,390	$(524,430)	$1,651	$448,783

	Six months ended June 30, 2025
	Common Stock (1)				Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2024	168,029	$168	$944,891	$(502,315)	$(2,740)	$440,004
Net loss	—	—	—	(22,115)	—	(22,115)
Other comprehensive income (loss)	—	—	—	—	4,391	4,391
Stock-based compensation	—	—	41,074	—	—	41,074
Exercise of common stock options	1,904	2	529	—	—	531
Vested restricted stock units	1,448	2	(17,638)	—	—	(17,636)
Issuance of shares for employee stock purchase plan	178	—	2,534	—	—	2,534
Balance as of June 30, 2025	171,559	$172	$971,390	$(524,430)	$1,651	$448,783
(1) - Following the approval by the Company's shareholders of certain amendments to the Company's Certificate of Incorporation at the 2025 Annual Shareholder Meeting, the Company filed with the State of Delaware the Eleventh Amended and Restated Certificate of Incorporation of ACV Auctions Inc. The changes include, among other things, the removal of all references to Class B Common Stock and the reclassification of Class A Common Stock to Common Stock.

	Three months ended June 30, 2024
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of March 31, 2024	147,307	$147	17,297	$17	$902,989	$(443,086)	$(1,788)	$458,279
Conversion of Class B common stock to Class A common stock	3,621	4	(3,621)	(4)	—	—	—	—
Net loss	—	—	—	—	—	(17,063)	—	(17,063)
Other comprehensive income (loss)	—	—	—	—	—	—	172	172
Stock-based compensation	—	—	—	—	15,746	—	—	15,746
Exercise of common stock options	207	—	631	1	4,410	—	—	4,411
Vested restricted stock units	382	1	63	—	(5,927)	—	—	(5,926)
Issuance of shares for employee stock purchase plan	142	—	—	—	1,998	—	—	1,998
Balance as of June 30, 2024	151,659	$152	14,370	$14	$919,216	$(460,149)	$(1,616)	$457,617

	Six months ended June 30, 2024
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2023	138,637	$139	23,205	$23	$880,510	$(422,615)	$(1,529)	$456,528
Conversion of Class B common stock to Class A common stock	9,603	10	(9,603)	(10)	—	—	—	—
Net loss	—	—	—	—	—	(37,534)	—	(37,534)
Other comprehensive income (loss)	—	—	—	—	—	—	(87)	(87)
Stock-based compensation	—	—	—	—	34,345	—	—	34,345
Exercise of common stock options	926	1	631	1	6,811	—	—	6,813
Vested restricted stock units	938	1	137	—	(13,003)	—	—	(13,002)
Issuance of shares for acquisitions	1,413	1	—	—	8,555	—	—	8,556
Issuance of shares for employee stock purchase plan	142	—	—	—	1,998	—	—	1,998
Balance as of June 30, 2024	151,659	$152	14,370	$14	$919,216	$(460,149)	$(1,616)	$457,617
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(22,115)	$(37,534)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,449	16,682
Stock-based compensation expense, net of amounts capitalized	32,028	29,794
Provision for bad debt	3,111	5,055
Other non-cash, net	2,266	119
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(41,714)	(19,158)
Other operating assets	(1,059)	3,036
Accounts payable	85,423	37,641
Other operating liabilities	950	11,856
Net cash provided by operating activities	80,339	47,491
Cash Flows from Investing Activities
Net increase in finance receivables	(71,564)	(1,851)
Purchases of property and equipment	(4,205)	(2,872)
Capitalization of software costs	(17,932)	(14,855)
Purchases of marketable securities	(24,833)	(21,607)
Maturities and redemptions of marketable securities	24,888	69,699
Sales of marketable securities	—	122,698
Acquisition of businesses (net of cash acquired)	—	(155,209)
Net cash used in investing activities	(93,646)	(3,997)
Cash Flows from Financing Activities
Proceeds from long term debt	220,000	340,000
Payments towards long term debt	(156,500)	(345,000)
Payment of debt issuance costs	(1,457)	(1,702)
Proceeds from exercise of stock options	531	6,812
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(17,636)	(13,110)
Proceeds from employee stock purchase plan	2,534	1,998
Other financing activities	(74)	(23)
Net cash provided by (used in) financing activities	47,398	(11,025)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	209	(68)
Net increase in cash, cash equivalents, and restricted cash	34,300	32,401
Cash, cash equivalents, and restricted cash, beginning of period	224,065	182,571
Cash, cash equivalents, and restricted cash, end of period	$258,365	$214,972
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$3,613	$2,254
Purchase of property and equipment and internal use software in accounts payable	$1,247	$1,177
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

Accounting Standard Update	Description	Required date of adoption	Effect on consolidated financial statements
Accounting Standards Not Yet Adopted
Improvements to Income Tax Disclosures (ASU 2023-09)	The guidance enhances the transparency and decision usefulness of income tax disclosures.	December 31, 2025	The Company will adopt the standard prospectively and is currently evaluating the operational and financial reporting implications of this standard.
Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASU 2024-03)	This guidance enhances the disaggregated disclosure of income statement expenses	December 31, 2027	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.
2.    Financial Instruments
The following is a summary of available-for-sale marketable securities, as of June 30, 2025 and December 31, 2024, respectively (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$43,251	$73	$(12)	$43,312
U.S. agency securities	3,059	—	(3)	3,056
Total Marketable securities	$46,310	$73	$(15)	$46,368
(1)Comprised primarily of corporate bonds

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$43,008	$9	$(74)	$42,943
U.S. agency securities	3,097	—	(4)	3,093
Total Marketable securities	$46,105	$9	$(78)	$46,036
(1)Comprised primarily of corporate bonds
As of June 30, 2025, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$21,383
Due in one to five years	24,985
Total	$46,368
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$125,709	$—	$—	$125,709
Marketable Securities:
Corporate securities	—	43,312	—	43,312
U.S. agency securities	—	3,056	—	3,056
Total financial assets	$125,709	$46,368	$—	$172,077

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$69,475	$—	$—	$69,475
Marketable Securities:
Corporate securities	—	42,943	—	42,943
U.S. agency securities	—	3,093	—	3,093
Total financial assets	$69,475	$46,036	$—	$115,511
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
Changes in the allowance for doubtful trade receivables for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning balance	$5,500	$3,931	$6,372	$2,868
Provision for bad debt	(76)	2,045	805	2,777
Net write-offs
Write-offs	(1,077)	(855)	(3,005)	(1,117)
Recoveries	21	386	196	979
Net write-offs	(1,056)	(469)	(2,809)	(138)
Ending balance	$4,368	$5,507	$4,368	$5,507
Changes in the allowance for doubtful finance receivables for the three and six months ended June 30, 2025 and 2024 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Beginning balance	$4,550	$3,728	$4,191	$3,428
Provision for bad debt	1,584	916	2,306	2,278
Net write-offs
Write-offs	(1,250)	(1,615)	(1,768)	(2,810)
Recoveries	213	163	368	296
Net write-offs	(1,037)	(1,452)	(1,400)	(2,514)
Ending balance	$5,097	$3,192	$5,097	$3,192
5.    Guarantees, Commitments and Contingencies
The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 - Guarantees as a general guarantee.
Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers must pay an additional fee in exchange for this guarantee. Such guarantees provide Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. These guarantee agreements provide the Company with the right to retain proceeds from the subsequent liquidation of vehicles covered under the guarantees. The guarantees are typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. Vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was approximately $242.8 million and approximately $161.7 million at June 30, 2025 and December 31, 2024, respectively.

The carrying amount of the liability presented in Accrued other liabilities on the Condensed Consolidated Balance Sheets was $2.0 million and $1.4 million at June 30, 2025 and December 31, 2024, respectively.
Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at June 30, 2025 and December 31, 2024.
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
6.    Borrowings
2021 Revolver

On August 24, 2021, ACV entered into a revolving credit facility (the “2021 Revolver”). The 2021 Revolver was established to provide general financing to the Company and is secured by substantially all of the Company’s assets except for certain finance receivables. As of June 30, 2025, the maximum borrowing capacity under the 2021 Revolver is $250.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. Through June 26, 2025, the interest rate on the 2021 Revolver was, at the Company’s option, either (a) the Secured Overnight Financing Rate (“SOFR”) (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) subject to a 0.00% SOFR floor, plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and on-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate was defined as the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c) 1.00% plus the adjusted SOFR rate for a one-month interest period.

On June 26, 2025, the Company entered into Amendment No. 4 (the “ Fourth Amendment”) to the 2021 Revolver which modifies the credit agreement (i) to increase the committed amount of the Company’s revolving credit facility thereunder from $160 million to $250 million, (ii) to extend the maturity date thereof from August 24, 2026 to June 26, 2030, (iii) to modify the Company’s minimum total revenue financial covenant to take into account such maturity date extension, (iv) to include a new maximum total net leverage ratio that will be effective as of the earlier of five business days after the Company’s election and July 30, 2027, as more particularly described in the Revolving Credit Agreement, as amended (the “Covenant Conversion Date”), after which the Company’s minimum liquidity and minimum total revenue financial covenants will no longer be applicable, (v) to provide for more favorable pricing of the loans on and after the Covenant Conversion Date, and (vi) to amend certain other items in connection with the foregoing. Borrowings under the 2021 Revolver will continue to bear interest, at the Company’s option, at either the Term SOFR Rate, subject to a 0.00% SOFR floor, or the Alternate Base Rate plus a margin equal to the Applicable Rate. Pursuant to the Fourth Amendment, the Applicable Rate is (x) 2.75% prior to the Covenant Conversion Date and 2.500% thereafter for loans accruing interest at the Term SOFR Rate and (y) 1.750% prior to the Covenant Conversion Date and 1.500% thereafter for loans accruing interest at the Alternate Base Rate, in each case, subject to the terms of the Credit Agreement.

From and after the Covenant Conversion Date, the Company will be subject to a maximum total net leverage ratio covenant of (i) 4.0 to 1.0 for any measurement period ending on or prior to the second fiscal quarter following June 30, 2027 and (ii) 3.5 to 1.0 thereafter.
As of June 30, 2025 and December 31, 2024, outstanding borrowings under the 2021 Revolver were $100.0 million and $56.5 million, respectively, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.3 million and $3.3 million, respectively, decreasing the availability under the 2021 Revolver by a corresponding amount. As of June 30, 2025, the interest rate on the outstanding borrowing was 9.25%.

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
As of June 30, 2025 and December 31, 2024, borrowings under the Warehouse Facility were $86.5 million and $66.5 million, respectively. As of June 30, 2025, the interest rate on the outstanding borrowing was 7.40%.
As of June 30, 2025, the Company was in compliance with all of its financial covenants and non-financial covenants.
7.    Revenue
The following table summarizes the primary components of Marketplace and service revenue. The level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Auction marketplace revenue	$92,267	$75,433	$182,250	$142,762
Other marketplace revenue	75,397	60,354	143,074	114,923
Data services revenue	8,331	8,339	16,608	16,255
Marketplace and service revenue	$175,995	$144,126	$341,932	$273,940
Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $5.9 million and $4.5 million of contract liabilities included in Accrued other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively. Revenue recognized for the three months ended June 30, 2025 from amounts included in deferred revenue as of March 31, 2025, was $5.7 million. Revenue recognized for the six months ended June 30, 2025 from amounts included in deferred revenue as of December 31, 2024 was $4.5 million. All the remaining performance obligations for contracts are expected to be recognized within one year.
8.    Stock-Based Compensation
Refer to Note 13 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further details regarding the Company's equity plans.

The following table summarizes the stock option activity for the six months ended June 30, 2025 (in thousands, except year and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2024	3,882	$1.55	$77,824	3.21
Exercised	(1,904)	0.30
Forfeited	—	—
Expired	(9)	6.11
Outstanding, June 30, 2025	1,969	$2.75	$26,527	3.59
Exercisable, June 30, 2025	1,962	$2.74	$26,462	3.58
The following table summarizes the restricted stock unit and performance share unit activity for the six months ended June 30, 2025 (in thousands, except per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2024	8,078	$16.04
Granted	3,465	$15.19
Vested	(2,478)	$15.31
Forfeited	(235)	$16.61
Outstanding, June 30, 2025	8,830	$14.84
As of June 30, 2025, there was approximately $111.6 million of compensation expense related to the unvested portion of common stock options, restricted stock units, and performance share units that will be recorded as compensation expense over a weighted-average period of 2.6 years.

During the second quarter of 2025, the Company's Board of Directors approved long-term incentive awards to certain of the Company's executive officers comprised of performance share units (“PSUs”), which may only be settled in shares of the Company’s Common Stock. The PSUs are subject to both service-based vesting conditions and a requirement that the relative total shareholder return ("rTSR") of the Company's Common Stock, measured against the Russell 2000, achieve at least the 25th percentile, at which point 50% of the award is earned, with a maximum earning potential of 200% if the 75th percentile or above is achieved (the “rTSR Condition”). The rTSR Condition is measured over a two-year performance period ending on December 31, 2026. The rTSR Condition earning potential is capped at 100% if the Company’s stock price is lower at the end of the performance period than at the beginning of such period. If the rTSR Condition is met at the end of the performance period, 50% of the award will vest in the first quarter of 2027, with the remaining 50% of the award vesting in the first quarter of 2028. In each circumstance, vesting is subject to the executive’s continued service with the Company until the time of vesting.
9.    Income Taxes
The Company had an effective tax rate of approximately 0% and (1)% for the three months ended June 30, 2025 and 2024, and (2)% and (2)% for the six months ended June 30, 2025 and 2024, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits, and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
On July 4, 2025, the reconciliation bill, commonly referred to as the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The Company is currently evaluating the impact that the OBBBA will have on its consolidated financial statements.

10.    Net Loss Per Share
The numerators and denominators of the basic and diluted net loss per share computations for the Company's common stock are calculated as follows for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three months ended June 30,			Six months ended June 30,
	2025	2024		2025	2024
	Common Stock (1)	Class A	Class B	Common Stock (1)	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(7,298)	$(15,343)	$(1,720)	$(22,115)	$(33,121)	$(4,413)
Denominator:
Weighted-average number of shares of common stock - basic and diluted	170,472	147,811	16,573	169,415	144,396	19,241
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.04)	$(0.10)	$(0.10)	$(0.13)	$(0.23)	$(0.23)
(1) During the fourth quarter of 2024, the number of outstanding shares of the Company's Class B common stock declined such that the total number of outstanding shares of Class B common stock represented less than 5% of the aggregate number of outstanding shares of the Company's Class A common stock and Class B common stock. Under the terms of the Company's amended and restated certificate of incorporation, the Company's Class B common stock automatically converted to Class A common stock effective as of December 31, 2024. This resulted in 3,550,142 shares of Class A common stock being issued on December 31, 2024 with the related shares of Class B common stock being cancelled. Following the approval by the Company's shareholders of certain amendments to the Company's Certificate of Incorporation at the 2025 Annual Shareholder Meeting, the Company filed with the State of Delaware the Eleventh Amended and Restated Certificate of Incorporation of ACV Auctions Inc. The changes include, among other things, the removal of all references to Class B Common Stock and the reclassification of Class A Common Stock to Common Stock.
The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Unvested RSUs and other awards	2,600	2,085	2,978	2,064
Stock options	1,743	4,543	2,355	4,694
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
The ACV segment provides the Marketplace to facilitate business-to-business used vehicle sales between a Seller and a Buyer. Customers using the Marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC. The Company can also provide the customer with financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC. ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's Marketplace. The ACV segment provides a wholesale auction marketplace to dealers and derives its revenues primarily from North America. The CODM assesses performance for the ACV segment and decides how to allocate resources based on net income (loss) that also is reported on the consolidated statement of operations as consolidated net income (loss). The CODM uses net income (loss) in budget versus actual analysis to measure performance and as a key input to make resource investment and management compensation decisions.

The following is the information used by the CODM in assessing segment performance:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue	$193,703	$160,624	$376,400	$306,313
Less:
Marketplace and service cost of revenue (excluding depreciation & amortization)	74,319	64,253	143,721	119,946
Customer assurance cost of revenue (excluding depreciation & amortization)	16,909	14,558	30,886	27,372
Marketplace operations	30,153	25,608	59,765	50,069
Technology and development	15,648	14,086	30,226	27,694
Sales and marketing	26,232	23,385	53,969	47,344
General and administrative	26,740	28,527	58,021	58,421
Depreciation and amortization	10,897	8,848	21,438	16,635
Total operating expenses	200,898	179,265	398,026	347,481
Loss from operations	(7,195)	(18,641)	(21,626)	(41,168)
Interest income	2,152	2,329	4,041	5,360
Interest expense	(2,286)	(606)	(4,196)	(1,141)
Provision for income taxes	(31)	145	334	585
Segment net loss	$(7,298)	$(17,063)	$(22,115)	$(37,534)

For the three and six months ended June 30, 2025 and 2024, revenue outside of the United States, based on the billing address of the customer, was not material. As of June 30, 2025 and December 31, 2024, long-lived assets located outside of the United States were not material.

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

	Three Months ended June 30,				Six Months ended June 30,
	2025		2024		2025		2024
Marketplace Units	210,429		186,526		418,454		361,157
Marketplace GMV	$2.7	billion	$2.4	billion	$5.3	billion	$4.7	billion
Adjusted EBITDA	$18.6	million	$7.1	million	$32.5	million	$11.3	million
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
Other Income (Expense)
Other income (expense) consists primarily of interest expense on our borrowings and interest earned on our marketable securities and cash and cash equivalents.
Provision for Income Taxes
Provision for income taxes consists of U.S. federal, state and foreign income taxes.

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended June 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$175,995	91%	$144,126	90%
Customer assurance revenue	17,708	9%	16,498	10%
Total revenue	193,703	100%	160,624	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	74,319	38%	64,253	40%
Customer assurance cost of revenue (excluding depreciation & amortization)	16,909	9%	14,558	9%
Operations and technology (1)	45,801	24%	39,694	25%
Selling, general, and administrative (1) (3) (5) (6)	52,972	27%	51,912	32%
Depreciation and amortization (2) (4)	10,897	6%	8,848	6%
Total operating expenses	200,898		179,265
Loss from operations	(7,195)		(18,641)
Other Income (expense):
Interest income	2,152		2,329
Interest expense	(2,286)		(606)
Total other income (expense)	(134)		1,723
Income (loss) before income taxes	(7,329)		(16,918)
(Benefit from) provision for income taxes	(31)		145
Net loss	$(7,298)		$(17,063)

	Six months ended June 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$341,932	91%	$273,940	89%
Customer assurance revenue	34,468	9%	32,373	11%
Total revenue	376,400	100%	306,313	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	143,721	38%	119,946	39%
Customer assurance cost of revenue (excluding depreciation & amortization)	30,886	8%	27,372	9%
Operations and technology (1) (6)	89,991	24%	77,763	25%
Selling, general, and administrative (1) (3) (5) (6)	111,990	30%	105,765	35%
Depreciation and amortization (2) (4)	21,438	6%	16,635	5%
Total operating expenses	398,026		347,481
Income (loss) from operations	(21,626)		(41,168)
Other Income (expense):
Interest income	4,041		5,360
Interest expense	(4,196)		(1,141)
Total other income (expense)	(155)		4,219
Income (loss) before income taxes	(21,781)		(36,949)
Provision for income taxes	334		585
Net income (loss)	$(22,115)		$(37,534)

(1) Includes stock-based compensation expense as follows:	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$281	$206	$586	$456
Operations and technology	4,077	3,813	8,351	7,250
Selling, general, and administrative	11,096	10,946	23,091	22,088
Stock-based compensation expense	$15,454	$14,965	$32,028	$29,794

(2) Includes acquired intangible asset amortization as follows:	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Depreciation and amortization	$2,591	$3,013	$5,364	$5,226

(3) Includes litigation-related costs as follows:	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Selling, general, and administrative	$—	$—	$1,100	$1,553

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Depreciation and amortization	$1,504	$980	$2,967	$1,908

(5) Includes acquisition-related costs as follows:	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Selling, general, and administrative	$—	$1,187	$403	$3,306

(6) Includes other adjustments as follows:	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Selling, general, and administrative	$—	$145	$—	$189
Comparison of the three months ended June 30, 2025 and 2024
Revenue
Marketplace and Service Revenue

	Three months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Marketplace and service revenue	$175,995	$144,126	$31,869	22%
The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as an increase in revenue earned from arranging for the transportation of vehicles to buyers. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, auction marketplace revenue increased to $92.3 million from $75.4 million and other marketplace revenue increased to $75.4 million from $60.4 million. Revenue increases in the current quarter were primarily volume-driven and also impacted by higher buyer fee rates for the three months ended June 30, 2025 compared to the prior year period. The volume of Marketplace Units sold on the Marketplace Platform increased to 210,429 for the three months ended June 30, 2025 from 186,526 for the comparable prior year period which is an indicator of increased overall customer engagement. The wholesale automotive industry continues to transition to digital transactions, with an increasing amount of customers transacting digitally versus at physical auction houses. This industry transition, and our position as a leader in the area of digital wholesale automotive auctions, continues to drive more business to our Marketplace Platform. The average total revenue per Marketplace Unit increased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to the aforementioned higher buyer rates and customers adding more optional ancillary services to the auction such as transportation services and financing services which resulted in increase to both auction marketplace and other marketplace revenue. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported. To a lesser extent, acquisitions completed in 2024 drove increases in revenue in 2025 compared to 2024.
Customer Assurance Revenue

	Three months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Customer assurance revenue	$17,708	$16,498	$1,210	7%
The customer assurance revenue increase was mainly driven by an increase in Go Green assurance revenue, resulting from an increase in units that elected the Go Green offering. Additionally, an increase in the estimated fair value on the Go Green offering per unit contributed to the year-over-year increase. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, Go Green assurance revenue increased to $16.2 million from $14.6 million. Other assurance revenue decreased to $1.5 million for the three months ended June 30, 2025 from $1.9 million for the three months ended June 30, 2024.
Operating Expenses
Marketplace and Service Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$74,319	$64,253	$10,066	16%
Percentage of revenue	38%	40%
The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace revenue. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, total cost attributed to generating auction marketplace revenue increased to $16.6 million from $14.2 million. The increase in auction marketplace cost of revenue is due to increased units sold through our marketplace and other costs of revenue associated with our prior year acquisitions. Other marketplace cost of revenues increased to $52.3 million for the three months ended June 30, 2025, compared to $44.9 million for the three months ended June 30, 2024, primarily due to an increase in the units transported to buyers from sellers. Marketplace and service costs of revenues as a percentage of revenue decreased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as we continued our efforts to manage costs while growing our revenue.

Customer Assurance Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$16,909	$14,558	$2,351	16%
Percentage of revenue	9%	9%
The increase primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by an increase in the number of arbitration claims due to increased volume of completed auctions where the customer elected the Go Green offering, and an increase in arbitration cost per unit sold. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, Go Green assurance cost of revenue increased to $14.7 million from $13.2 million. Other assurance cost of revenue increased to $2.2 million for the three months ended June 30, 2025, compared to $1.4 million for the three months ended June 30, 2024. Customer assurance cost of revenue as a percentage of revenue remained flat during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Operations and Technology Expenses

	Three months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Operations and technology	$45,801	$39,694	$6,107	15%
Percentage of revenue	24%	25%
The increase is primarily due to higher personnel-related costs. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, personnel-related costs increased to $37.8 million from $33.8 million as a result of headcount increases from our prior year acquisitions. Software and technology costs increased to $5.1 million from $3.8 million in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as a result of continued investment in our technology and infrastructure amid ongoing business growth. Other expenses increased to $2.9 million from $2.1 million in the three months ended June 30, 2025 compared to June 30, 2024. Operations and technology expense as a percentage of revenue decreased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as we continued our efforts to effectively manage costs while growing revenue.
Selling, General, and Administrative Expenses

	Three months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Selling, general, and administrative	$52,972	$51,912	$1,060	2%
Percentage of revenue	27%	32%
The increase is primarily due to higher personnel-related costs. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, personnel-related costs increased to $45.1 million from $42.2 million, primarily as a result of headcount increases from our prior year acquisitions. Non-personnel expenses in the three months ended June 30, 2025 compared to the three months ended June 30, 2024 decreased to $7.9 million from $9.7 million primarily due to lower bad debt expense resulting from our improved collections experience on receivables due from Marketplace Buyers. Selling, general, and administrative expenses decreased as a percentage of revenue during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 as we continued our efforts to effectively manage costs while growing revenue.

Depreciation and Amortization

	Three months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Depreciation and amortization	$10,897	$8,848	$2,049	23%
Percentage of revenue	6%	6%
The increase is primarily due to an increase of $2.3 million in amortization of internal-use software costs due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense. Depreciation and amortization as a percentage of revenue remained flat during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Interest Income

	Three months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Interest income	$2,152	$2,329	$(177)	(8)%
The decrease was primarily driven by a lower balance in our marketable securities portfolio as we used the proceeds from sales and maturities of marketable securities to support acquisition activity in the prior year. Also, a lower average interest rate during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 contributed to the decrease.
Interest Expense

	Three months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Interest expense	$(2,286)	$(606)	$(1,680)	277%
The increase during the three months ended June 30, 2025 was primarily driven by the interest and fees related to the Warehouse facility which was entered into on June 20, 2024. There was no interest expense on the Warehouse facility in the three months ended June 30, 2024 as we had no borrowings outstanding on the Warehouse facility during the period.
Provision for Income Taxes

	Three months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
(Benefit from) provision for income taxes	$(31)	$145	$(176)	(121)%
Our effective tax rate was approximately 0% and (1)% for the three months ended June 30, 2025 and 2024, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

Comparison of the six months ended June 30, 2025 and 2024
Revenue
Marketplace and Service Revenue

	Six months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Marketplace and service revenue	$341,932	$273,940	$67,992	25%
The increase was primarily driven by an increase in auction marketplace revenue from our buyers and sellers, as well as increases in revenue earned from arranging for the transportation of vehicles to buyers. Revenue increases were primarily volume-driven and buyer fee rates were higher for the six months ended June 30, 2025 compared to the prior year period. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, auction marketplace revenue increased to $182.3 million from $142.8 million and other marketplace revenue increased to $143.1 million from $114.9 million. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported. Revenue increases in the six month period were primarily volume-driven and also impacted by higher buyer fee rates for the six months ended June 30, 2025 compared to the prior year period. The volume of Marketplace Units sold on the Marketplace Platform increased to 418,454 for the six months ended June 30, 2025 from 361,157 for the comparable prior year period which is an indicator of increased overall customer engagement. The wholesale automotive industry continues to transition to digital transactions, with an increasing amount of customers transacting digitally versus at physical auction houses. This industry transition, and our position as a leader in the area of digital wholesale automotive auctions, continues to drive more business to our Marketplace Platform. The average total revenue per Marketplace Unit increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to the aforementioned higher buyer rates and customers adding more optional ancillary services to the auction such as transportation services and financing services which resulted in increase to both auction marketplace and other marketplace revenue. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported. To a lesser extent, acquisitions completed in 2024 drove increases in revenue in 2025 compared to 2024.
Customer Assurance Revenue

	Six months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Customer assurance revenue	$34,468	$32,373	$2,095	6%
The customer assurance revenue increase was primarily driven by an increase in Go Green assurance revenue, driven by an increase in units that elected the Go Green offering. Additionally, an increase in the estimate fair value of the Go Green offering per unit contributed to the year-over-year increase. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, Go Green assurance revenue increased to $31.1 million from $28.8 million. Other assurance revenue decreased to $3.4 million for the six months ended June 30, 2025 from $3.5 million for the six months ended June 30, 2024.
Operating Expenses
Marketplace and Service Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$143,721	$119,946	$23,775	20%
Percentage of revenue	38%	39%

The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace revenue. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, total cost attributed to generating auction marketplace revenue increased to $33.2 million from $23.9 million. The increase in auction marketplace cost of revenue is due to increased units sold through our marketplace and other costs of revenue associated with our prior year acquisitions. Other marketplace cost of revenues increased to $100.0 million for the six months ended June 30, 2025, compared to $85.7 million for the six months ended June 30, 2024, primarily due to an increase in the units transported to buyers from sellers. Marketplace and services cost of revenues as a percentage of revenue decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as we continued our efforts to effectively manage costs while growing revenue.
Customer Assurance Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$30,886	$27,372	$3,514	13%
Percentage of revenue	8%	9%
The increase primarily consisted of costs attributable to our Go Green assurance offerings and was primarily driven by an increase in the number of arbitration claims due to increased volume of completed auctions where the customer elected the Go Green offering, and an increase in arbitration cost per unit sold. For the six months ended June 30, 2025, Go Green assurance cost of revenue increased to $27.3 million from $24.9 million in the six months ended June 30, 2024. For the six months ended June 30, 2025, other assurance cost of revenue increased to $3.5 million from $2.5 million in the six months ended June 30, 2024. Customer assurance cost of revenues as a percentage of revenue decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as we continued to manage arbitration costs and grow revenue.
Operations and Technology Expenses

	Six months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Operations and technology	$89,991	$77,763	$12,228	16%
Percentage of revenue	24%	25%
The increase is primarily due to higher personnel-related costs. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, personnel-related costs increased to $75.3 million from $66.0 million as a result of headcount increases from our prior year acquisitions and stock-based compensation in 2025. Software and technology expenses increased to $10.1 million from $7.8 million as a result of continued investment in our technology and infrastructure amid ongoing business growth. Other expenses increased to $4.5 million from $3.9 million in the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Operations and technology expense as a percentage of revenue decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as we continued our efforts to effectively manage costs while growing our revenue.
Selling, General, and Administrative Expenses

	Six months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Selling, general, and administrative	$111,990	$105,765	$6,225	6%
Percentage of revenue	30%	35%

The increase primarily consisted of higher personnel-related costs. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, personnel-related costs increased to $92.3 million from $85.1 million, primarily as a result of headcount increases and increased stock-based compensation in 2025. Non-personnel expenses decreased to $19.7 million in the six months ended June 30, 2025 from $20.7 million in the six months ended June 30, 2024 primarily due to lower bad debt expense resulting from our improved collections experience on receivables due from Marketplace Buyers. Selling, general, and administrative expenses as a percentage of revenue decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 as we continued our efforts to effectively manage costs while growing revenue.
Depreciation and Amortization

	Six months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Depreciation and amortization	$21,438	$16,635	$4,803	29%
Percentage of revenue	6%	5%
The increase is primarily due to an increase of $4.4 million in amortization of internal-use software costs. The increase in depreciation and amortization as a percentage of revenue is primarily due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense.
Interest Income

	Six months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Interest income	$4,041	$5,360	$(1,319)	(25)%
The decrease was primarily driven by a lower balance in our marketable securities portfolio as we used the proceeds from sales and maturities of marketable securities to support acquisition activity in the prior year. Also, a lower average interest rate during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 contributed to the decrease.
Interest Expense

	Six months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Interest expense	$(4,196)	$(1,141)	$(3,055)	268%
The increase during the six months ended June 30, 2025 was primarily driven by the interest and fees related to the Warehouse facility which was entered into on June 20, 2024. There was no interest expense on the Warehouse facility in the six months ended June 30, 2024 as we had no borrowings outstanding on the Warehouse facility during the period.
Provision for Income Taxes

	Six months ended June 30,		$ Change	% Change
	2025	2024
	(in thousands)
Provision for income taxes	$334	$585	$(251)	(43)%
Our effective tax rate was approximately (2%) and (2%) for the six months ended June 30, 2025 and 2024, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(7,298)	$(17,063)	$(22,115)	$(37,534)
Depreciation and amortization	10,904	8,880	21,450	16,682
Stock-based compensation	15,454	14,965	32,028	29,794
Interest expense (income)	134	(1,723)	155	(4,219)
Provision for income taxes	(31)	145	334	585
Acquisition-related costs	—	1,187	403	3,306
Litigation-related costs (1)	—	—	1,100	1,553
Other	(586)	687	(870)	1,180
Adjusted EBITDA	$18,577	$7,078	$32,485	$11,347

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
The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(7,298)	$(17,063)	$(22,115)	$(37,534)
Stock-based compensation	15,454	14,965	32,028	29,794
Amortization of acquired intangible assets	2,591	3,013	5,364	5,226
Amortization of capitalized stock based compensation	1,504	980	2,967	1,908
Acquisition-related costs	—	1,187	403	3,306
Litigation-related costs (1)	—	—	1,100	1,553
Other	—	145	—	189
Non-GAAP Net income (loss)	$12,251	$3,227	$19,747	$4,442

(1) Litigation-related costs are related to an anti-competition case which we do not consider to be representative of our underlying operating performance
Liquidity and Capital Resources
We have financed operations since our inception primarily through our marketplace revenue, proceeds from sales of equity securities, and debt facilities.
As of June 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $258.4 million, and investments in marketable securities totaling $46.4 million. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.
As of June 30, 2025, our principal commitments primarily consist of long-term debt and leases for facilities. We have $4.2 million of lease obligations due within a year, and an additional $37.4 million of lease obligations due at various dates through 2039.
In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of June 30, 2025 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.
We settle transactions among buyers and sellers using the marketplace and, as a result, the value of the vehicles passes through our balance sheet. Because our receivables typically have been, on average, settled faster than our payables, our cash position at each balance sheet date has been bolstered by marketplace float. Changes in working capital vary from quarter-to-quarter as a result of GMV and the timing of collections and disbursements of funds related to auctions completed near period end.
Our Debt Arrangements
2021 Revolver
On August 24, 2021, ACV entered into a revolving credit facility (the “2021 Revolver”). The Revolver was established to provide general financing to us and is secured by substantially all of our assets except for certain finance receivables. As of June 30, 2025, the maximum borrowing capacity under the Revolver is $250.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. Through June 26, 2025, the interest rate on the Revolver was, at our option, either (a) the Secured Overnight Financing Rate (“SOFR”) (or a replacement rate established in accordance with the terms of the credit agreement for the Revolver) subject to a 0.00% SOFR floor), plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate was defined as the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c) 1.00% plus the adjusted SOFR rate for a one-month interest period.
On June 26, 2025, we entered into Amendment No. 4 (the “ Fourth Amendment”) to the Revolver which modifies the credit agreement (i) to increase the committed amount of our revolving credit facility thereunder from $160 million to $250 million, (ii) to extend the maturity date thereof from August 24, 2026 to June 26, 2030, (iii) to modify our minimum total revenue financial covenant to take into account such maturity date extension, (iv) to include a new maximum total net leverage ratio that will be effective as of the earlier of five business days after our election and July 30, 2027, as more particularly described in the Revolving Credit Agreement, as amended (the “Covenant Conversion Date”), after which our minimum liquidity and minimum total revenue financial covenants will no longer be applicable, (v) to provide for more favorable pricing of the loans on and after the Covenant Conversion Date, and (vi) to amend certain other items in connection with the foregoing. Borrowings under the Revolver will continue to bear interest, at our option, at either the Term SOFR Rate or the Alternate Base Rate plus a margin equal to the Applicable Rate. Pursuant to the Fourth Amendment, the Applicable Rate is (x) 2.75% prior to the Covenant Conversion Date and 2.500% thereafter for loans accruing interest at the Term SOFR Rate and (y) 1.750% prior to the Covenant Conversion Date and 1.500% thereafter for loans accruing interest at the Alternate Base Rate, in each case, subject to the terms of the Credit Agreement.

From and after the Covenant Conversion Date, we will be subject to a maximum total net leverage ratio covenant of (i) 4.0 to 1.0 for any measurement period ending on or prior to the second fiscal quarter following June 30, 2027 and (ii) 3.5 to 1.0 thereafter.
As of June 30, 2025, $100.0 million was drawn under the 2021 Revolver with an interest rate of 9.25%, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.3 million.
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
Advances under the Warehouse Facility funded by asset-backed commercial paper conduit through the issuance of commercial paper notes will bear interest generally at a rate equivalent to the weighted average annual rate of all commercial paper notes issued by the commercial paper conduit to fund its advances, plus a margin of 3.00%. Advances funded by lenders that are not commercial paper conduits, or by commercial paper conduits funded through means other than the issuance of commercial paper notes, will bear interest generally at a rate equal to (i) Term SOFR for a period of one-month (subject to a 0.00% floor), plus 0.11448% or, in certain circumstances, the Alternate Base Rate, plus (ii) a margin of 3.00%. The Alternate Base Rate is the highest of (a) the prime rate quoted in the Wall Street Journal, (b) the NYFRB rate plus 0.50% and (c)(i) 1.00% plus (ii) the Term SOFR rate for a one-month interest period. The interest rate may be increased under certain circumstances, including upon the occurrence of an early amortization event or event of default under the warehouse documentation. ACV Funding must also pay upfront any unused fees in connection with the facility. As of June 30, 2025 borrowings under the Warehouse Facility were $86.5 million with an interest rate of 7.40%.
We were in compliance with all such applicable covenants as of June 30, 2025, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q.
Cash Flows from Operating, Investing, and Financing Activities
The following table shows a summary of our cash flows for the periods presented:

	Six months ended June 30,
	2025	2024
Net cash provided by operating activities	$80,339	$47,491
Net cash used in investing activities	(93,646)	(3,997)
Net cash provided by (used in) financing activities	47,398	(11,025)
Effect of exchange rate changes	209	(68)
Net increase in cash, cash equivalents, and restricted cash	$34,300	$32,401
Operating Activities
Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, sales and marketing expenses and overhead expenses.
In the six months ended June 30, 2025 and 2024, net cash provided by operating activities was $80.3 million and $47.5 million, respectively. Net cash provided by operating activities during the six months ended June 30, 2025 and 2024 consisted primarily of an increase in accounts payable to sellers and cash earnings partially offset by an increase in accounts receivable from buyers. The increase in cash provided by operating activities during the six months ended June 30, 2025 relative to the six months ended June 30, 2024 is primarily due to a higher volume of transactions and the timing of collections and disbursements of funds related to auctions completed near period end and increased cash earnings.

Investing Activities
In the six months ended June 30, 2025 and 2024, net cash used in investing activities was $93.6 million and $4.0 million, respectively. Net cash used in investing activities during the six months ended June 30, 2025 was primarily related to the increase in finance receivables and capitalized software development. Net cash used in investing activities during the six months ended June 30, 2024 was primarily related to business acquisitions along with capitalized software development, partially offset by the sales/maturities of a portion of our marketable securities portfolio to support our business acquisition transactions.
The increase in net cash used in investing activities during the six months ended June 30, 2025 relative to the six months ended June 30, 2024 was primarily driven by an increase in the finance receivables portfolio as well as an overall decrease in net marketable securities and acquisition activity.
Financing Activities
In the six months ended June 30, 2025 and 2024, net cash provided by (used in) financing activities was $47.4 million and $(11.0) million, respectively. Net cash provided by financing activities during the six months ended June 30, 2025 relates to proceeds, net of repayments, from long term debt, partially offset by payments of RSU tax withholding in exchange for common shares surrendered by RSU holders. Net cash used in financing activities during the six months ended June 30, 2024 related to payments of RSU tax withholding in exchange for common shares surrendered by RSU holders as well as repayments, net of proceeds, of long term debt.
The increase during the six months ended June 30, 2025 relative to the six months ended June 30, 2024 was primarily the result of increased net borrowings of long-term debt during the period.
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
Interest Rate Risk
We had cash and cash equivalents of $258.4 million and marketable securities of $46.4 million as of June 30, 2025, which consisted of interest-bearing investments with maturities of three months or less and investment grade securities respectively. Interest-earning instruments carry a degree of interest rate risk as increases in rates will negatively affect the fair value of our marketable securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $186.5 million as of June 30, 2025. The interest rate paid on these borrowings is variable, indexed to SOFR. Therefore, increases in interest rates will increase the interest expense on these borrowings. A hypothetical 100 basis point change in interest rates would not result in a material impact on our condensed consolidated financial statements.
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
The Company's management, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2025. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2025, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed in the Annual Report. Refer to the Annual Report for a complete discussion of our potential risks and uncertainties related to our business and on investment in our Common Stock. The risks and uncertainties described in our Annual Report are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any risks not specified in our Annual Report materialize, our business, financial condition and results of operations could be materially and adversely affected. See also “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q for additional information.
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

During the quarter ended June 30, 2025, the following Section 16 officers adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•On April 7, 2025, William Zerella, ACV's Chief Financial Officer, terminated a trading plan. The Plan was originally entered into on September 9, 2024 and contemplated the sale of up to 140,000 shares between January 7, 2025 and June 12, 2025, subject to certain volume limitations and excluding specified “No Sale” periods. Prior to its termination, the Plan was scheduled to terminate on June 12, 2025. 45,000 shares were sold under the Plan prior to its termination.

•On June 11, 2025, Andrew Peer, ACV's Chief Accounting Officer, adopted a trading plan. Mr. Peer's trading plan provides for the sale of up to 24,500 shares plus a number of shares to be determined based on net vesting of RSUs. The first trade will not occur until September 15, 2025 at the earliest. Mr. Peer's trading plan is scheduled to terminate on June 30, 2026.

•On June 12, 2025, Vikas Mehta, ACV's Chief Operating Officer, modified his trading plan that was put into place on December 11, 2024. Mr. Mehta's modified trading plan provides for the sale of up to 132,000 shares. The first trade will not occur until September 11, 2025 at the earliest. Mr. Mehta's modified trading plan is scheduled to terminate on March 31, 2026.

•On June 13, 2025, George Chamoun, ACV's Chief Executive Officer, adopted a trading plan. Mr. Chamoun's trading plan provides for the sale of up to 600,000 shares. The first trade will not occur until September 16, 2025 at the earliest. Mr. Chamoun's trading plan is scheduled to terminate on March 13, 2026.

The Rule 10b5-1 trading arrangements described above were terminated, adopted, and pre-cleared in accordance with ACV’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC. Other than disclosed above, no other officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended June 30, 2025.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.			3.1		X

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40256	3.1	July 29, 2024

10.1	Amendment No. 4, dated June 26, 2025, to Revolving Credit Agreement, dated as of August 24, 2021, among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent.	8-K	001-40256	10.1	July 1, 2025

10.2	Employee Stock Purchase Plan as amended, restated and continued as of May 22, 2025					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ACV Auctions Inc.

Date: Aug 11, 2025	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: Aug 11, 2025	By:	/s/ William Zerella
William Zerella
Chief Financial Officer