Form 10-Q
period 2025-09-30
ACV Auctions Inc.
filed 2025-11-05
CIK 1637873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 31, 2025, there were 172,171,225 shares of the registrant's common stock with a par value of $0.001, outstanding.

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
•the growth rates of the markets in which we compete;
•our expectations with respect to the performance our floorplan loan business, including as a result of general economic conditions and risks associated with the creditworthiness of our customers, fraud and the value of the used vehicles securing such floor plan loans, among others; and
•the ultimate outcome of the ongoing bankruptcy proceedings with respect to our former customer, Tricolor Holdings, LLC, and certain of its affiliates, as well as our expectations regarding any potential recovery and the associated effect on our financial position.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Marketplace and service revenue	$176,510	$155,908	$518,442	$429,848
Customer assurance revenue	23,051	15,421	57,519	47,794
Total revenue	199,561	171,329	575,961	477,642
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	70,859	67,064	214,580	187,010
Customer assurance cost of revenue (excluding depreciation & amortization)	22,098	14,176	52,984	41,548
Operations and technology	46,526	42,539	136,517	120,302
Selling, general, and administrative	72,826	54,973	184,816	160,738
Depreciation and amortization	10,969	9,716	32,407	26,351
Total operating expenses	223,278	188,468	621,304	535,949
Loss from operations	(23,717)	(17,139)	(45,343)	(58,307)
Other income (expense):
Interest income	2,218	2,050	6,259	7,410
Interest expense	(2,483)	(1,077)	(6,679)	(2,218)
Total other income (expense)	(265)	973	(420)	5,192
Loss before income taxes	(23,982)	(16,166)	(45,763)	(53,115)
Provision for (benefit from) income taxes	483	(137)	817	448
Net loss	$(24,465)	$(16,029)	$(46,580)	$(53,563)
Weighted-average shares - basic and diluted	171,348	165,723	170,067	164,337
Net loss per share - basic and diluted	$(0.14)	$(0.10)	$(0.27)	$(0.33)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(24,465)	$(16,029)	$(46,580)	$(53,563)
Other comprehensive income (loss):
Net unrealized gains on available-for-sale securities	68	326	195	682
Foreign currency translation (loss) gain	(335)	1,121	3,929	678
Comprehensive loss	$(24,732)	$(14,582)	$(42,456)	$(52,203)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$265,343	$224,065
Marketable securities	50,676	46,036
Trade receivables (net of allowance of $4,236 and $6,372)	218,949	168,770
Finance receivables (net of allowance of $28,963 and $4,191)	198,727	139,045
Other current assets	28,813	15,281
Total current assets	762,508	593,197
Property and equipment (net of accumulated depreciation of $6,109 and $5,227)	11,739	7,625
Goodwill	183,748	180,478
Acquired intangible assets (net of amortization of $37,610 and $28,972)	83,625	90,816
Capitalized software (net of amortization of $60,115 and $38,499)	79,185	68,571
Other assets	45,691	43,462
Total assets	$1,166,496	$984,149
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$439,010	$345,605
Accrued payroll	11,174	16,725
Accrued other liabilities	21,504	18,836
Total current liabilities	471,688	381,166
Long-term debt	220,000	123,000
Other long-term liabilities	40,358	39,979
Total liabilities	732,046	544,145
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Preferred Stock; $0.001 par value; 20,000 shares authorized; 0 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common Stock; $0.001 par value; 2,000,000 shares authorized; 172,171 and 168,029 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	172	168
Common Stock - Class B; $0.001 par value; 0 and 160,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 0 and 0 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	981,789	944,891
Accumulated deficit	(548,895)	(502,315)
Accumulated other comprehensive income (loss)	1,384	(2,740)
Total stockholders' equity	434,450	440,004
Total liabilities and stockholders' equity	$1,166,496	$984,149
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Three months ended September 30, 2025
	Common Stock (1)				Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of June 30, 2025	171,559	$172	$971,390	$(524,430)	$1,651	$448,783
Net loss	—	—	—	(24,465)	—	(24,465)
Other comprehensive income (loss)	—	—	—	—	(267)	(267)
Stock-based compensation	—	—	16,024	—	—	16,024
Exercise of common stock options	99	—	229	—	—	229
Vested restricted stock units	513	—	(5,854)	—	—	(5,854)
Issuance of shares for employee stock purchase plan	—	—	—	—	—	—
Balance as of September 30, 2025	172,171	$172	$981,789	$(548,895)	$1,384	$434,450

	Nine months ended September 30, 2025
	Common Stock (1)				Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2024	168,029	$168	$944,891	$(502,315)	$(2,740)	$440,004
Net loss	—	—	—	(46,580)	—	(46,580)
Other comprehensive income (loss)	—	—	—	—	4,124	4,124
Stock-based compensation	—	—	57,098	—	—	57,098
Exercise of common stock options	2,003	2	758	—	—	760
Vested restricted stock units	1,961	2	(23,492)	—	—	(23,490)
Issuance of shares for employee stock purchase plan	178	—	2,534	—	—	2,534
Balance as of September 30, 2025	172,171	$172	$981,789	$(548,895)	$1,384	$434,450
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

	Three months ended September 30, 2024
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of June 30, 2024	151,659	$152	14,370	$14	$919,216	$(460,149)	$(1,616)	$457,617
Conversion of Class B common stock to Class A common stock	5,107	5	(5,107)	(5)	—	—	—	—
Net loss	—	—	—	—	—	(16,029)	—	(16,029)
Other comprehensive income (loss)	—	—	—	—	—	—	1,447	1,447
Stock-based compensation	—	—	—	—	17,772	—	—	17,772
Exercise of common stock options	515	1		—	1,830	—	—	1,831
Vested restricted stock units	439	—	62	—	(6,426)	—	—	(6,426)
Balance as of September 30, 2024	157,721	$158	9,325	$9	$932,392	$(476,178)	$(169)	$456,212

	Nine months ended September 30, 2024
	Common Stock Class A		Common Stock Class B				Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2023	138,637	$139	23,205	$23	$880,510	$(422,615)	$(1,529)	$456,528
Conversion of Class B common stock to Class A common stock	14,710	15	(14,710)	(15)	—	—	—	—
Net loss	—	—	—	—	—	(53,563)	—	(53,563)
Other comprehensive income (loss)	—	—	—	—	—	—	1,360	1,360
Stock-based compensation	—	—	—	—	52,117	—	—	52,117
Exercise of common stock options	1,441	2	631	1	8,641	—	—	8,644
Vested restricted stock units	1,377	1	199	—	(19,429)	—	—	(19,428)
Issuance of shares for acquisitions	1,413	1	—	—	8,555	—	—	8,556
Issuance of shares for employee stock purchase plan	142	—	—	—	1,998	—	—	1,998
Balance as of September 30, 2024	157,721	$158	9,325	$9	$932,392	$(476,178)	$(169)	$456,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(46,580)	$(53,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,426	26,451
Stock-based compensation expense, net of amounts capitalized	43,331	48,055
Provision for bad debt	29,332	8,161
Other non-cash, net	2,169	369
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(51,638)	(16,803)
Other operating assets	(15,226)	(2,168)
Accounts payable	91,843	55,684
Other operating liabilities	4,935	2,430
Net cash provided by operating activities	90,592	68,616
Cash Flows from Investing Activities
Net increase in finance receivables	(87,094)	(12,536)
Purchases of property and equipment	(6,807)	(3,834)
Proceeds from sale of real estate	—	14,083
Capitalization of software costs	(26,836)	(22,438)
Purchases of marketable securities	(28,921)	(21,607)
Maturities and redemptions of marketable securities	24,888	85,164
Sales of marketable securities	—	130,090
Acquisition of businesses (net of cash acquired)	—	(156,608)
Net cash (used in) provided by investing activities	(124,770)	12,314
Cash Flows from Financing Activities
Proceeds from long term debt	353,500	455,000
Payments towards long term debt	(256,500)	(455,000)
Payment of debt issuance costs	(1,490)	(1,966)
Proceeds from exercise of stock options	760	8,644
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(23,490)	(19,537)
Proceeds from employee stock purchase plan	2,534	1,998
Other financing activities	(99)	(66)
Net cash provided by (used in) financing activities	75,215	(10,927)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	241	(50)
Net increase in cash, cash equivalents, and restricted cash	41,278	69,953
Cash, cash equivalents, and restricted cash, beginning of period	224,065	182,571
Cash, cash equivalents, and restricted cash, end of period	$265,343	$252,524
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$5,674	$3,869
Purchase of property and equipment and internal use software in accounts payable	$1,072	$886
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
The Company will adopt the standard prospectively as of December 31, 2025. ASU 2023-09 requires additional tax related disclosures and is not expected to have a material impact on the Company's consolidated financial statements.

Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASU 2024-03)	This guidance enhances the disaggregated disclosure of income statement expenses.	December 31, 2027	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)	This update modernizes the guidance to reflect the software development approaches currently used.	December 31, 2028	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)
This update provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of an asset when developing reasonable and supportable forecasts as part of estimating expected credit losses
		December 31, 2026	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements and whether the Company will adopt this practical expedient.
2.    Financial Instruments
The following is a summary of available-for-sale marketable securities, as of September 30, 2025 and December 31, 2024, respectively (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$47,459	$130	$(3)	$47,586
U.S. agency securities	3,090	—	—	3,090
Total Marketable securities	$50,549	$130	$(3)	$50,676
(1)Comprised primarily of corporate bonds

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate securities (1)	$43,008	$9	$(74)	$42,943
U.S. agency securities	3,097	—	(4)	3,093
Total Marketable securities	$46,105	$9	$(78)	$46,036
(1)Comprised primarily of corporate bonds

As of September 30, 2025, the fair values of available-for-sale marketable securities, by remaining contractual maturity, were as follows (in thousands):

Due within one year	$33,903
Due in one to five years	16,773
Total	$50,676
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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$30,964	$—	$—	$30,964
Marketable Securities:
Corporate securities	—	47,586	—	47,586
U.S. agency securities	—	3,090	—	3,090
Total financial assets	$30,964	$50,676	$—	$81,640

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$69,475	$—	$—	$69,475
Marketable Securities:
Corporate securities	—	42,943	—	42,943
U.S. agency securities	—	3,093	—	3,093
Total financial assets	$69,475	$46,036	$—	$115,511
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
Changes in the allowance for doubtful trade receivables for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$4,368	$5,507	$6,372	$2,868
Provision for bad debt	896	2,271	1,701	5,048
Net write-offs
Write-offs	(1,100)	(1,082)	(4,105)	(2,197)
Recoveries	72	309	268	1,286
Net write-offs	(1,028)	(773)	(3,837)	(911)
Ending balance	$4,236	$7,005	$4,236	$7,005

Changes in the allowance for doubtful finance receivables for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Beginning balance	$5,097	$3,192	$4,191	$3,428
Provision for bad debt	25,325	835	27,631	3,113
Net write-offs
Write-offs	(1,459)	(528)	(3,227)	(3,338)
Recoveries	—	58	368	354
Net write-offs	(1,459)	(470)	(2,859)	(2,984)
Ending balance	$28,963	$3,557	$28,963	$3,557
On September 10, 2025, Tricolor Holdings, LLC, and certain of its affiliates (collectively, "Tricolor") filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code with the United States Bankruptcy court for the Northern District of Texas. Floorplan loans to Tricolor accounted for approximately $18.7 million of the Company's finance receivables as of September 30, 2025. There are allegations against Tricolor of significant fraud that are being investigated by Federal authorities.
In regards to the collectability of our finance receivables, in the quarter ended September 30, 2025, the Company recorded a provision for credit losses of $18.7 million on finance receivables due from Tricolor. The loss was recorded in selling, general, and administrative expenses within the Condensed Consolidated Statement of Operations.
In addition to the provision recorded related to the previously described Tricolor bankruptcy, the Company recorded an increase in the allowance for doubtful finance receivables at September 30, 2025 primarily due to reserves on specific borrowers exhibiting signs of stress and to a lesser degree, due to deterioration in collection experience on the Company's broader finance receivable portfolio.
5.    Guarantees, Commitments and Contingencies
The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 - Guarantees as a general guarantee.
Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers pay an additional fee in exchange for this guarantee. Such guarantees provide Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. These guarantee agreements provide the Company with the right to retain proceeds from the subsequent liquidation of vehicles covered under the guarantees. The guarantees are typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. Vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was approximately $269.8 million and approximately $161.7 million at September 30, 2025 and December 31, 2024, respectively. The carrying amount of the liability presented in Accrued other liabilities on the Condensed Consolidated Balance Sheets was $2.5 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively.
Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at September 30, 2025 and December 31, 2024.
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
ACV was a member of a class action lawsuit which sought damages from one of the Company's data services vendors. During September 2025, ACV was awarded a total of $7.9 million from the settlement of this class action lawsuit. Of this total settlement, $7.6 million is included as a reduction in marketplace and service cost of revenue in the Condensed Consolidated Statements of Operations for both the three and nine months ended September 30, 2025. Based on the payment terms provided in the settlement, $6.4 million is included in other current assets and $1.5 million is included in other assets in the Condensed Consolidated Balance Sheet at September 30, 2025.
6.    Borrowings
2021 Revolver

On August 24, 2021, ACV entered into a revolving credit facility (the “2021 Revolver”). The 2021 Revolver was established to provide general financing to the Company and is secured by substantially all of the Company’s assets except for certain finance receivables. As of September 30, 2025, the maximum borrowing capacity under the 2021 Revolver is $250.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. Through June 26, 2025, the interest rate on the 2021 Revolver was, at the Company’s option, either (a) the Secured Overnight Financing Rate (“SOFR”) (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) subject to a 0.00% SOFR floor, plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate was defined as the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c) 1.00% plus the adjusted SOFR rate for a one-month interest period.

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
As of September 30, 2025 and December 31, 2024, outstanding borrowings under the 2021 Revolver were $100.0 million and $56.5 million, respectively, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.3 million and $3.3 million, respectively, decreasing the availability under the 2021 Revolver by a corresponding amount. As of September 30, 2025, the interest rate on the outstanding borrowing was 9.00%.

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
As of September 30, 2025 and December 31, 2024, borrowings under the Warehouse Facility were $120.0 million and $66.5 million, respectively. As of September 30, 2025, the interest rate on the outstanding borrowing was 7.32%.
As of September 30, 2025, the Company was in compliance with all of its financial covenants and non-financial covenants.
7.    Revenue
The following table summarizes the primary components of Marketplace and service revenue. The level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Auction marketplace revenue	$87,753	$84,894	$270,004	$227,656
Other marketplace revenue	80,290	62,748	223,363	177,671
Data services revenue	8,467	8,266	25,075	24,521
Marketplace and service revenue	$176,510	$155,908	$518,442	$429,848
Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $6.4 million and $4.5 million of contract liabilities included in Accrued other liabilities on the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively. Revenue recognized for the three months ended September 30, 2025 from amounts included in deferred revenue as of June 30, 2025 was $5.8 million. Revenue recognized for the nine months ended September 30, 2025 from amounts included in deferred revenue as of December 31, 2024 was $4.5 million. All of the remaining performance obligations for contracts are expected to be recognized within one year.
8.    Stock-Based Compensation
Refer to Note 13 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further details regarding the Company's equity plans.

The following table summarizes the stock option activity for the nine months ended September 30, 2025 (in thousands, except year and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2024	3,882	$1.55	$77,824	3.21
Exercised	(2,003)	0.39
Forfeited	(1)	5.54
Expired	(10)	6.08
Outstanding, September 30, 2025	1,868	$2.78	$13,330	2.85
Exercisable, September 30, 2025	1,866	$2.77	$13,323	2.85
The following table summarizes the restricted stock unit and performance share unit (collectively "RSU") activity for the nine months ended September 30, 2025 (in thousands, except per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2024	8,078	$16.04
Granted	5,718	$15.52
Vested	(3,347)	$15.26
Forfeited	(495)	$16.53
Outstanding, September 30, 2025	9,954	$15.98
As of September 30, 2025, there was approximately $136.0 million of compensation expense related to the unvested portion of common stock options, restricted stock units, and performance share units that will be recorded as compensation expense over a weighted-average period of 2.7 years.
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
9.    Income Taxes
The Company had an effective tax rate of approximately (2)% and 1% for the three months ended September 30, 2025 and 2024, respectively, and (2)% and (1)% for the nine months ended September 30, 2025 and 2024, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits, and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

10.    Net Loss Per Share
The numerators and denominators of the basic and diluted net loss per share computations for the Company's common stock are calculated as follows for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three months ended September 30,			Nine months ended September 30,
	2025	2024		2025	2024
	Common Stock (1)	Class A	Class B	Common Stock (1)	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(24,465)	$(14,734)	$(1,295)	$(46,580)	$(47,932)	$(5,631)
Denominator:
Weighted-average number of shares of common stock - basic and diluted	171,348	152,334	13,389	170,067	147,061	17,276
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.10)	$(0.10)	$(0.27)	$(0.33)	$(0.33)
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
The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the period presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Unvested RSUs and other awards	1,353	3,348	2,379	3,235
Stock options	1,499	4,049	2,070	4,497
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
The following is the information used by the CODM in assessing segment performance:

	Three Months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$199,561	$171,329	$575,961	$477,642
Less:
Marketplace and service cost of revenue (excluding depreciation & amortization)	70,859	67,064	214,580	187,010
Customer assurance cost of revenue (excluding depreciation & amortization)	22,098	14,176	52,984	41,548
Marketplace operations	31,640	28,094	91,405	78,163
Technology and development	14,886	14,445	45,112	42,139
Sales and marketing	24,614	24,209	78,583	71,553
General and administrative	48,212	30,764	106,233	89,185
Depreciation and amortization	10,969	9,716	32,407	26,351
Total operating expenses	223,278	188,468	621,304	535,949
Loss from operations	(23,717)	(17,139)	(45,343)	(58,307)
Interest income	2,218	2,050	6,259	7,410
Interest expense	(2,483)	(1,077)	(6,679)	(2,218)
Provision for (benefit from) income taxes	483	(137)	817	448
Segment net loss	$(24,465)	$(16,029)	$(46,580)	$(53,563)

For the three and nine months ended September 30, 2025 and 2024, revenue outside of the United States, based on the billing address of the customer, was not material. As of September 30, 2025 and December 31, 2024, long-lived assets located outside of the United States were not material.

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

	Three Months ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Marketplace Units	218,065		198,354		636,519		559,511
Marketplace GMV	$2.7	billion	$2.5	billion	$8.1	billion	$7.2	billion
Adjusted EBITDA	$18.7	million	$11.2	million	$51.1	million	$22.5	million
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
Marketplace GMV
Marketplace GMV is primarily driven by the volume and dollar value of Marketplace Units transactions. We believe that Marketplace GMV acts as an indicator of our success, signaling satisfaction of dealers and buyers, and the health, scale, and growth of our business. We define Marketplace GMV as the total dollar value of vehicles transacted within the applicable period, excluding any auction and ancillary fees. Because our definition of Marketplace Units does not include vehicles inspected but not sold, and because the value of the vehicle sold is not recognized as revenue, Marketplace GMV does not represent revenue earned by us. We expect that Marketplace GMV will continue to grow as Marketplace Units grow, though at a varying rate within a given applicable period, as Marketplace GMV is also impacted by the value of each vehicle transacted. In periods of declining used vehicle values, Marketplace GMV may decline even while Marketplace Units increase.
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
Recent Developments
Tricolor Bankruptcy
On September 10, 2025, Tricolor Holdings, LLC, and certain of its affiliates (collectively, "Tricolor"),filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code with the United States Bankruptcy court for the Northern District of Texas. Several factors differentiated Tricolor from other dealership customers that have finance receivables with ACV Capital. Tricolor's significant focus on the offering of credit to consumers, the scope and complexity of Tricolor's operations including multiple large credit facilities with major U.S. banks, and the emergence of allegations of significant fraud being investigated by Federal authorities are among the differentiating factors. Due to these factors, we do not believe that the Tricolor bankruptcy losses are indicative of our ongoing operating performance. Tricolor accounted for approximately $18.7 million of our finance receivables as of September 30, 2025. The bankruptcy will not have a material negative impact on our future revenues. We are participating as a creditor in the bankruptcy proceedings, seeking to maximize the recovery of our outstanding finance receivables. However, the ultimate outcome of these collection efforts is uncertain at this time. We have recorded a loss of $18.7 million related to this event in the "selling, general, and administrative expenses" line item of the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2025.
Settlement of Class Action Lawsuit Against Data Services Vendors
On September 16, 2025, the Company entered into a class action settlement agreement with a data services vendor, pursuant to which the Company will receive $7.9 million in settlement payments. Of this total settlement, $7.6 million is included as a reduction in marketplace and service cost of revenue in the Condensed Consolidated Statements of Operations for both the three and nine months ended September 30, 2025. Based on the payment terms provided in the settlement, $6.4 million is included in other current assets and $1.5 million is included in other assets in the Condensed Consolidated Balance Sheet at September 30, 2025.
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended September 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$176,510	88%	$155,908	91%
Customer assurance revenue	23,051	12%	15,421	9%
Total revenue	199,561	100%	171,329	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	70,859	36%	67,064	39%
Customer assurance cost of revenue (excluding depreciation & amortization)	22,098	11%	14,176	8%
Operations and technology (1)(6)	46,526	23%	42,539	25%
Selling, general, and administrative (1) (3) (5) (6) (7)	72,826	36%	54,973	32%
Depreciation and amortization (2) (4)	10,969	5%	9,716	6%
Total operating expenses	223,278		188,468
Loss from operations	(23,717)		(17,139)
Other Income (expense):
Interest income	2,218		2,050
Interest expense	(2,483)		(1,077)
Total other (expense) income	(265)		973
Loss before income taxes	(23,982)		(16,166)
Provision for (benefit from) income taxes	483		(137)
Net loss	$(24,465)		$(16,029)

	Nine months ended September 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$518,442	90%	$429,848	90%
Customer assurance revenue	57,519	10%	47,794	10%
Total revenue	575,961	100%	477,642	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	214,580	37%	187,010	39%
Customer assurance cost of revenue (excluding depreciation & amortization)	52,984	9%	41,548	9%
Operations and technology (1) (6)	136,517	24%	120,302	25%
Selling, general, and administrative (1) (3) (5) (6) (7)	184,816	32%	160,738	34%
Depreciation and amortization (2) (4)	32,407	6%	26,351	6%
Total operating expenses	621,304		535,949
Loss from operations	(45,343)		(58,307)
Other Income (expense):
Interest income	6,259		7,410
Interest expense	(6,679)		(2,218)
Total other (expense) income	(420)		5,192
Loss before income taxes	(45,763)		(53,115)
Provision for income taxes	817		448
Net loss	$(46,580)		$(53,563)

(1) Includes stock-based compensation expense as follows:	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$223	$294	$809	$753
Operations and technology	3,181	4,517	11,532	11,767
Selling, general, and administrative	7,899	13,449	30,990	35,535
Stock-based compensation expense	$11,303	$18,260	$43,331	$48,055

(2) Includes acquired intangible asset amortization as follows:	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Depreciation and amortization	$2,595	$3,390	$7,959	$8,616

(3) Includes litigation-related costs as follows:	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Selling, general, and administrative	$—	$—	$1,100	$1,553

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Depreciation and amortization	$1,626	$1,247	$4,593	$3,155

(5) Includes acquisition-related costs as follows:	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Selling, general, and administrative	$—	$214	$403	$3,520

(6) Includes other adjustments as follows:	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Operations and technology	$66	$46	$66	$46
Selling, general, and administrative	1,343	501	1,343	737
Other adjustments	$1,409	$547	$1,409	$783

(7) Includes Tricolor bankruptcy losses as follows:	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Selling, general, and administrative	$18,711	$—	$18,711	$—

Comparison of the three months ended September 30, 2025 and 2024
Revenue
Marketplace and Service Revenue

	Three months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Marketplace and service revenue	$176,510	$155,908	$20,602	13%
The increase was primarily driven by an increase in other marketplace revenue which is earned from providing transportation and financing services. Auction marketplace revenue from our Marketplace Buyers and Marketplace Sellers increased as well. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, auction marketplace revenue increased to $87.8 million from $84.9 million and other marketplace revenue increased to $80.3 million from $62.7 million. Revenue increases in the current quarter were primarily volume-driven and also impacted by higher buyer fee rates for the three months ended September 30, 2025 compared to the prior year period. The volume of Marketplace Units sold on the Marketplace Platform increased to 218,065 for the three months ended September 30, 2025 from 198,354 for the comparable prior year period which is an indicator of increased overall customer engagement. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported. The wholesale automotive industry continues to transition to digital transactions, with an increasing amount of customers transacting digitally versus at physical auction houses. This industry transition, and our position as a leader in the area of digital wholesale automotive auctions, continues to drive more business to our Marketplace Platform. The average total revenue per Marketplace Unit increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to the aforementioned higher buyer rates and customers adding more optional ancillary services to the auction such as transportation services and financing services which resulted in increase to both auction marketplace and other marketplace revenue.
Customer Assurance Revenue

	Three months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Customer assurance revenue	$23,051	$15,421	$7,630	49%
The increase was mainly driven by an increase in Go Green assurance revenue, driven by increases in the estimated fair value of the Go Green offering per unit and an increase in units that elected the Go Green offering. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, Go Green assurance revenue increased to $19.4 million from $13.5 million. Other customer assurance revenue increased to $3.7 million for the three months ended September 30, 2025 from $1.9 million for the three months ended September 30, 2024 due to an increase in units sold through our price guarantee sales.
Operating Expenses
Marketplace and Service Cost of Revenue

	Three months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$70,859	$67,064	$3,795	6%
Percentage of revenue	36%	39%
The increase primarily consisted of higher costs related to generating other marketplace revenue, partially offset by a decrease in data services cost of revenue. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, total cost attributed to generating auction marketplace revenue increased to $17.6 million from $15.8 million. The increase in auction marketplace cost of revenue is due to increased units sold through our marketplace. Other marketplace cost of revenues increased to $56.3 million for the three months ended September 30, 2025, compared to $46.2 million for the three months ended September 30, 2024, primarily due to an increase in the units transported. These increases were partially offset by a $7.6 million legal settlement benefit recognized in the three months ended September 30, 2025, which reduced data services cost of revenue by a corresponding amount. For the three months ended September 30, 2025 data services cost of revenue was a benefit of $2.9 million, compared to an expense of $5.1 million in the comparable prior year period. Marketplace and service costs of revenues as a percentage of revenue decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to the impact of the legal settlement.
Customer Assurance Cost of Revenue

	Three months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$22,098	$14,176	$7,922	56%
Percentage of revenue	11%	8%
The increase primarily consisted of costs attributable to our Go Green assurance offerings driven by an increase in the number of arbitration claims due to increased volume of completed auctions where the customer elected the Go Green offering, and an increase in arbitration cost per unit sold. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, Go Green assurance cost of revenue increased to $18.1 million from $12.9 million. Other assurance cost of revenue also increased to $4.0 million for the three months ended September 30, 2025, compared to $1.3 million for the three months ended September 30, 2024 due to an increase in the current quarter in units sold through our price guarantee sales compared to the prior period . Customer assurance cost of revenue as a percentage of revenue increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to the aforementioned increases in arbitration claim volume and arbitration costs per unit sold.
Operations and Technology Expenses

	Three months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Operations and technology	$46,526	$42,539	$3,987	9%
Percentage of revenue	23%	25%
The increase was primarily due to higher personnel-related costs. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, personnel-related costs increased to $38.0 million from $36.3 million as a result of investment in our internal product and technology capabilities to enable future growth initiatives. Software and technology costs increased to $5.7 million from $4.2 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as a result of continued investment in our technology and infrastructure amid ongoing business growth. Other expenses increased to $2.9 million from $2.0 million in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Operations and technology expense as a percentage of revenue decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as we continued our efforts to effectively manage costs while growing revenue.

Selling, General, and Administrative Expenses

	Three months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Selling, general, and administrative	$72,826	$54,973	$17,853	32%
Percentage of revenue	36%	32%
The increase was primarily due to higher non-personnel related costs. Non-personnel expenses in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 increased to $32.6 million from $9.0 million primarily due to the $18.7 million Tricolor bankruptcy reserve described in the Recent Developments section above. Increased bad debt provision charges on our finance receivable portfolio unrelated to Tricolor during the three months ended September 30, 2025 drove the remainder of the increase compared to the three months ended September 30, 2024. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, personnel-related costs decreased to $40.2 million from $46.0 million, primarily as a result of efforts to efficiently manage spending on both internal and contracted headcount. Selling, general, and administrative expenses increased as a percentage of revenue during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to the Tricolor bankruptcy reserve described above. Absent this charge related to Tricolor, selling, general and administrative expenses decreased as a percentage of revenue during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as we continued our efforts to effectively manage costs while growing revenue.
Depreciation and Amortization

	Three months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Depreciation and amortization	$10,969	$9,716	$1,253	13%
Percentage of revenue	5%	6%
The increase was primarily due to an increase of $1.8 million in amortization of internal-use software costs due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense. Depreciation and amortization as a percentage of revenue decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 as we continue to grow revenue at a faster pace than depreciation and amortization expense increases.
Interest Income

	Three months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Interest income	$2,218	$2,050	$168	8%
Interest income is generated by our cash and cash equivalents as well as our marketable securities portfolio. Interest income increased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Interest Expense

	Three months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Interest expense	$(2,483)	$(1,077)	$(1,406)	131%

The increase was primarily driven by the interest and fees related to the Warehouse facility. The increase in interest expense on the Warehouse facility during the three months ended September 30, 2025 was due to a higher average balance of Warehouse facility borrowings as we did not draw on our Warehouse facility until late in the third quarter of 2024.
Provision for Income Taxes

	Three months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Provision for (benefit from) income taxes	$483	$(137)	$620	(453)%
Our effective tax rate was approximately (2)% and 1% for the three months ended September 30, 2025 and 2024, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
Comparison of the nine months ended September 30, 2025 and 2024
Revenue
Marketplace and Service Revenue

	Nine months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Marketplace and service revenue	$518,442	$429,848	$88,594	21%
The increase was primarily driven by an increase in auction marketplace revenue from our Marketplace Buyers and Marketplace Sellers, as well as increases in revenue earned from transportation and financing services. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, auction marketplace revenue increased to $270.0 million from $227.7 million and other marketplace revenue increased to $223.4 million from $177.7 million. Revenue increases were primarily volume-driven and also impacted by higher buyer fee rates for the nine months ended September 30, 2025 compared to the prior year period. The volume of Marketplace Units sold on the Marketplace Platform increased to 636,519 for the nine months ended September 30, 2025 from 559,511 for the comparable prior year period which is an indicator of increased overall customer engagement. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported. The wholesale automotive industry continues to transition to digital transactions, with an increasing amount of customers transacting digitally versus at physical auction houses. This industry transition, and our position as a leader in the area of digital wholesale automotive auctions, continues to drive more business to our Marketplace Platform. The average total revenue per Marketplace Unit increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the aforementioned higher buyer fee rates and customers adding more optional ancillary services to the auction such as transportation services and financing services which resulted in increase to both auction marketplace and other marketplace revenue. To a lesser extent, acquisitions completed in 2024 drove increases in revenue in 2025 compared to 2024.
Customer Assurance Revenue

	Nine months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Customer assurance revenue	$57,519	$47,794	$9,725	20%
The increase was primarily driven by an increase in Go Green assurance revenue, driven by increases in the estimated fair value of the Go Green offering per unit and an increase in units that elected the Go Green offering. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, Go Green assurance revenue increased to $50.4 million from $42.4 million. Other assurance revenue increased to $7.1 million for the nine months ended September 30, 2025 from $5.4 million for the nine months ended September 30, 2024 due to an increase in units sold through our price guarantee sales.
Operating Expenses
Marketplace and Service Cost of Revenue

	Nine months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$214,580	$187,010	$27,570	15%
Percentage of revenue	37%	39%
The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace revenue, partially offset by a decrease in data services cost of revenue. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, total cost attributed to generating auction marketplace revenue increased to $50.7 million from $39.6 million. The increase in auction marketplace cost of revenue is due to increased units sold through our marketplace and other costs of revenue associated with our prior year acquisitions. Other marketplace cost of revenues increased to $156.2 million for the nine months ended September 30, 2025, compared to $131.8 million for the nine months ended September 30, 2024, primarily due to an increase in the units transported. This was partially offset by a $7.6 million legal settlement benefit recognized in the nine months ended September 30, 2025, which reduced data services cost of revenue by a corresponding amount. For the nine months ended September 30, 2025 Data services cost of revenue was $7.6 million compared to $15.5 million for the nine months ended September 30, 2024. Marketplace and services cost of revenues as a percentage of revenue decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to the benefit from the legal settlement.
Customer Assurance Cost of Revenue

	Nine months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$52,984	$41,548	$11,436	28%
Percentage of revenue	9%	9%
The increase primarily consisted of costs attributable to our Go Green assurance offerings and was driven by an increase in the number of arbitration claims due to increased volume of completed auctions where the customer elected the Go Green offering, and an increase in the arbitration cost per unit sold. For the nine months ended September 30, 2025, Go Green assurance cost of revenue increased to $45.5 million from $37.8 million in the nine months ended September 30, 2024. For the nine months ended September 30, 2025, other assurance cost of revenue increased to $7.5 million from $3.7 million in the nine months ended September 30, 2024 due to an increase in the number of units sold through our price guarantee sales. Customer assurance cost of revenues as a percentage of revenue remained flat during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Operations and Technology Expenses

	Nine months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Operations and technology	$136,517	$120,302	$16,215	13%
Percentage of revenue	24%	25%
The increase is primarily due to higher personnel-related costs. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, personnel-related costs increased to $113.3 million from $102.3 million as a result of headcount increases from our prior year acquisitions and investment in our internal product & technology capabilities to enable future growth initiatives. Software and technology expenses increased to $15.9 million from $12.1 million as a result of continued investment in our technology and infrastructure amid ongoing business growth. Other expenses increased to $7.4 million from $5.9 million in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Operations and technology expense as a percentage of revenue decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as we continued our efforts to effectively manage costs while growing our revenue.
Selling, General, and Administrative Expenses

	Nine months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Selling, general, and administrative	$184,816	$160,738	$24,078	15%
Percentage of revenue	32%	34%
The increase primarily consisted of higher non-personnel-related other costs. Non-personnel expenses increased to $52.3 million in the nine months ended September 30, 2025 from $29.6 million in the nine months ended September 30, 2024 primarily due to the $18.7 million Tricolor bankruptcy reserve described in the Recent Developments section above. Increased bad debt provision charges on our finance receivable portfolio unrelated to Tricolor during nine months ended September 30, 2025 drove the remainder of the increase compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, personnel-related costs increased to $132.5 million from $131.3 million, primarily as a result of headcount increases from our prior year acquisitions. Selling, general, and administrative expenses as a percentage of revenue decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 as we continued our efforts to effectively manage costs while growing revenue.
Depreciation and Amortization

	Nine months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Depreciation and amortization	$32,407	$26,351	$6,056	23%
Percentage of revenue	6%	6%
The increase was primarily due to an increase of $6.2 million in amortization of internal-use software costs due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense. Depreciation and amortization as a percentage of revenue remained flat during the nine months ended September 30, 2025 and nine months ended September 30, 2024.

Interest Income

	Nine months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Interest income	$6,259	$7,410	$(1,151)	(16)%
The decrease was primarily driven by a lower average balance in our marketable securities portfolio as we used the proceeds from sales and maturities of marketable securities to support acquisition activity in the prior year. In addition, a lower average interest rate during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 contributed to the decrease.
Interest Expense

	Nine months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Interest expense	$(6,679)	$(2,218)	$(4,461)	201%
The increase was primarily driven by the interest and fees related to the Warehouse facility which was entered into on June 20, 2024. The increase in interest expense on the Warehouse facility during the nine months ended September 30, 2025 was due to a higher average balance on the Warehouse facility borrowing as we did not draw on our Warehouse facility until late in the third quarter of 2024.
Provision for Income Taxes

	Nine months ended September 30,		$ Change	% Change
	2025	2024
	(in thousands)
Provision for income taxes	$817	$448	$369	82%
Our effective tax rate was approximately (2%) and (1%) for the nine months ended September 30, 2025 and 2024, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(24,465)	$(16,029)	$(46,580)	$(53,563)
Depreciation and amortization	10,976	9,769	32,426	26,451
Stock-based compensation	11,303	18,260	43,331	48,055
Interest expense (income), net	265	(973)	420	(5,192)
Provision for income taxes	483	(137)	817	448
Acquisition-related costs	—	214	403	3,520
Litigation-related costs (1)	—	—	1,100	1,553
Tricolor bankruptcy losses (2)	18,711	—	18,711	—
Other	1,378	66	508	1,246
Adjusted EBITDA	$18,651	$11,170	$51,136	$22,518

(1) Litigation-related costs are related to an anti-competition case which we do not consider to be representative of our ongoing operating performance
(2) Operating expenses are related to the bankruptcy of an ACV Capital customer which we do not consider to be representative of our ongoing operating performance
Non-GAAP Net income (loss)
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
The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(24,465)	$(16,029)	$(46,580)	$(53,563)
Stock-based compensation	11,303	18,260	43,331	48,055
Amortization of acquired intangible assets	2,595	3,390	7,959	8,616
Amortization of capitalized stock based compensation	1,626	1,247	4,593	3,155
Acquisition-related costs	—	214	403	3,520
Litigation-related costs (1)	—	—	1,100	1,553
Other	1,409	547	1,409	783
Tricolor bankruptcy losses (2)	18,711	—	18,711	—
Non-GAAP Net income (loss)	$11,179	$7,629	$30,926	$12,119

(1) Litigation-related costs are related to an anti-competition case which we do not consider to be representative of our ongoing operating performance
(2) Operating expenses are related to the bankruptcy of an ACV Capital customer which we do not consider to be representative of our ongoing operating performance
Liquidity and Capital Resources
We have financed operations since our inception primarily through our marketplace revenue, proceeds from sales of equity securities, and debt facilities.
As of September 30, 2025, our principal sources of liquidity were cash and cash equivalents totaling $265.3 million, and investments in marketable securities totaling $50.7 million. We believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.
As of September 30, 2025, our principal commitments primarily consist of long-term debt and leases for facilities. We have $4.5 million of lease obligations due within a year, and an additional $37.2 million of lease obligations due at various dates through 2039.
In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages.

Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of September 30, 2025 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.
We settle transactions among buyers and sellers using the marketplace and, as a result, the value of the vehicles passes through our balance sheet. Because our receivables typically have been, on average, settled faster than our payables, our cash position at each balance sheet date has been bolstered by marketplace float. Changes in working capital vary from quarter-to-quarter as a result of Marketplace GMV and the timing of collections and disbursements of funds related to auctions completed near period end.
Our Debt Arrangements
2021 Revolver
On August 24, 2021, ACV entered into a revolving credit facility (the “2021 Revolver”). The Revolver was established to provide general financing to us and is secured by substantially all of our assets except for certain finance receivables. As of September 30, 2025, the maximum borrowing capacity under the Revolver is $250.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. Through June 26, 2025, the interest rate on the Revolver was, at our option, either (a) the Secured Overnight Financing Rate (“SOFR”) (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) subject to a 0.00% SOFR floor, plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate was defined as the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c) 1.00% plus the adjusted SOFR rate for a one-month interest period.
On June 26, 2025, we entered into Amendment No. 4 (the “ Fourth Amendment”) to the 2021 Revolver which modifies the credit agreement (i) to increase the committed amount of our revolving credit facility thereunder from $160 million to $250 million, (ii) to extend the maturity date thereof from August 24, 2026 to June 26, 2030, (iii) to modify our minimum total revenue financial covenant to take into account such maturity date extension, (iv) to include a new maximum total net leverage ratio that will be effective as of the earlier of five business days after our election and July 30, 2027, as more particularly described in the Revolving Credit Agreement, as amended (the “Covenant Conversion Date”), after which our minimum liquidity and minimum total revenue financial covenants will no longer be applicable, (v) to provide for more favorable pricing of the loans on and after the Covenant Conversion Date, and (vi) to amend certain other items in connection with the foregoing. Borrowings under the 2021 Revolver will continue to bear interest, at our option, at either the Term SOFR Rate, subject to a 0.00% floor, or the Alternate Base Rate plus a margin equal to the Applicable Rate. Pursuant to the Fourth Amendment, the Applicable Rate is (x) 2.75% prior to the Covenant Conversion Date and 2.500% thereafter for loans accruing interest at the Term SOFR Rate and (y) 1.750% prior to the Covenant Conversion Date and 1.500% thereafter for loans accruing interest at the Alternate Base Rate, in each case, subject to the terms of the Credit Agreement.
From and after the Covenant Conversion Date, we will be subject to a maximum total net leverage ratio covenant of (i) 4.0 to 1.0 for any measurement period ending on or prior to the second fiscal quarter following June 30, 2027 and (ii) 3.5 to 1.0 thereafter.

As of September 30, 2025, $100.0 million was drawn under the 2021 Revolver with an interest rate of 9.00%, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.3 million.
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
Advances under the Warehouse Facility funded by asset-backed commercial paper conduit through the issuance of commercial paper notes will bear interest generally at a rate equivalent to the weighted average annual rate of all commercial paper notes issued by the commercial paper conduit to fund its advances, plus a margin of 3.00%. Advances funded by lenders that are not commercial paper conduits, or by commercial paper conduits funded through means other than the issuance of commercial paper notes, will bear interest generally at a rate equal to (i) Term SOFR for a period of one-month (subject to a 0.00% floor), plus 0.11448% or, in certain circumstances, the Alternate Base Rate, plus (ii) a margin of 3.00%. The Alternate Base Rate is the highest of (a) the prime rate quoted in the Wall Street Journal, (b) the NYFRB rate plus 0.50% and (c)(i) 1.00% plus (ii) the Term SOFR rate for a one-month interest period. The interest rate may be increased under certain circumstances, including upon the occurrence of an early amortization event or event of default under the warehouse documentation. ACV Funding must also pay upfront any unused fees in connection with the facility. As of September 30, 2025 borrowings under the Warehouse Facility were $120.0 million with an interest rate of 7.32%.
We were in compliance with all such applicable covenants as of September 30, 2025, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q.
Cash Flows from Operating, Investing, and Financing Activities
The following table shows a summary of our cash flows for the periods presented:

	Nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$90,592	$68,616
Net cash (used in) provided by investing activities	(124,770)	12,314
Net cash provided by (used in) financing activities	75,215	(10,927)
Effect of exchange rate changes	241	(50)
Net increase in cash, cash equivalents, and restricted cash	$41,278	$69,953
Operating Activities
Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, sales and marketing expenses and overhead expenses.
In the nine months ended September 30, 2025 and 2024, net cash provided by operating activities was $90.6 million and $68.6 million, respectively. Net cash provided by operating activities during the nine months ended September 30, 2025 and 2024 consisted primarily of an increase in accounts payable to sellers partially offset by an increase in accounts receivable from buyers. The increase in cash provided by operating activities during the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024 is primarily due to a higher volume of transactions and the timing of collections and disbursements of funds related to auctions completed near period end.
Investing Activities
In the nine months ended September 30, 2025, net cash (used in) provided by investing activities was $(124.8) million and $12.3 million during the nine months ended September 30, 2024. Net cash used in investing activities during the nine months ended September 30, 2025 was primarily related to the increase in finance receivables and capitalized software development. Net cash provided by investing activities during the nine months ended September 30, 2024 was primarily related to the sales/maturities of a portion of our marketable securities portfolio to support our business acquisition transactions, partially offset by cash paid for business acquisitions and capitalized software development.
The increase in net cash used in investing activities during the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024 was primarily driven by an increase in our finance receivables portfolio and a decrease in the sales/maturities of marketable securities, partially offset by a decrease in acquisition activity.
Financing Activities
In the nine months ended September 30, 2025 and 2024, net cash provided by (used in) financing activities was $75.2 million and $(10.9) million, respectively. Net cash provided by financing activities during the nine months ended September 30, 2025 relates to proceeds, net of repayments, from long term debt, partially offset by payments of RSU tax withholding in exchange for common shares surrendered by RSU holders. Net cash used in financing activities during the nine months ended September 30, 2024 primarily related to payments of RSU tax withholding in exchange for common shares surrendered by RSU holders which was partially offset by proceeds from the exercise of stock options.
The increase in net cash provided by financing activities during the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024 was primarily the result of increased net borrowings of long-term debt during the period.
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
Interest Rate Risk
We had cash and cash equivalents of $265.3 million and marketable securities of $50.7 million as of September 30, 2025, which consisted of interest-bearing investments with maturities of three months or less and investment grade securities, respectively. Interest-earning instruments carry a degree of interest rate risk as increases in rates will negatively affect the fair value of our marketable securities. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $220.0 million as of September 30, 2025. The interest rate paid on these borrowings is variable, indexed to SOFR. Therefore, increases in interest rates will increase the interest expense on these borrowings. A hypothetical 100 basis point change in interest rates would not result in a material impact on our condensed consolidated financial statements.

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
The Company's management, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2025. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2025, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

During the quarter ended September 30, 2025, the following Section 16 officers adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•On September 15, 2025, George Chamoun, ACV's Chief Executive Officer, terminated a trading plan. The Plan was originally entered into on June 13, 2025 and contemplated the sale of up to 600,000 shares between September 16, 2025 and March 13, 2026, excluding specified "No Sale" periods. Prior to its termination, the Plan was scheduled to terminate on March 13, 2026. No shares were sold under the Plan prior to termination.

•On September 15, 2025, George Chamoun, ACV's Chief Executive Officer, adopted a stock purchase plan. Mr. Chamoun's purchase plan provides for the purchase of up to $625,000 worth of shares. The first purchase will not occur until December 15, 2025 at the earliest. Mr. Chamoun's purchase plan is scheduled to terminate on June 15, 2026.

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

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.			3.1	August 11, 2025

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40256	3.1	July 29, 2024

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ACV Auctions Inc.

Date: Nov 5, 2025	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: Nov 5, 2025	By:	/s/ William Zerella
William Zerella
Chief Financial Officer