Form 10-K
period 2025-12-31
ACV Auctions Inc.
filed 2026-02-23
CIK 1637873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Common stock on the New York Stock Exchange on June 30, 2025, was $2.7 billion.
As of February 16, 2026, there were 174,071,580 outstanding shares of the registrant's Common stock with a par value of $0.001.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

1

ACV Auctions Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2025

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
•the growth rates of the markets in which we compete; and
•our expectations with respect to the performance of our floorplan loan business.
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

SUMMARY RISK FACTORS
Investing in our Common Stock involves numerous risks, including the risks described in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of our principal risks, any one of which could materially adversely affect our business, results of operations, financial condition, and prospects:
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
•A significant disruption in service of, or other performance or reliability issues with, our marketplace platform including as a result of network outages, fraud, technical difficulties or other disruptions to our information technology systems, could damage our reputation and result in a loss of customers, which could harm our brand or our business.
•Security breaches, cyber-attacks or other similar incidents with respect to our information technology systems could result in disruption of our business operations, reputational harm, loss of business, and other adverse business consequences.
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
•We are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Common stock.

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
We power our marketplace with technology-driven products and value-added services that address the entire transaction journey, ranging from pre-inspection scheduling to post-auction services including title transferability verification, payment processing, financing, and transportation, and facilitate transactions both on and off our marketplace. Our comprehensive suite of services includes ACV Transportation, ACV Capital, and our Customer Assurance offerings, which help create a seamless and frictionless buying and selling experience for our customers to further enhance our marketplace platform. We also provide data services to our customers for use outside of our marketplace. Our True360 Reports are used by dealers and commercial partners to provide transparent vehicle information to potential buyers, including dealers as well as consumers. Our ACV MAX inventory management system enables dealers to accurately price their wholesale and retail inventory. More recently, we added ClearCar, an artificial intelligence-powered suite of tools for dealers to build and enhance their trade-in process. We believe the data and technology services enabled by our marketplace platform can bring value to the entire automotive industry and transform both wholesale and retail markets.
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
Our Marketplace Platform
Our marketplace platform leverages data and technology to power our digital marketplace and data services, enabling our dealers and commercial partners to buy, sell, and value vehicles with confidence and efficiency. Our digital marketplace offerings include our core auction offering and value-added services, ACV Transportation, ACV Capital, and our Customer Assurance offerings. Our remarketing centers provide an additional channel to provide dealers and commercial partners with auction services and offer expanded value-added services to our dealer partners. Our data services provide insights into the condition and value of used vehicles for transactions both on and off our marketplace. Our core data and technology platform includes offerings such as inspection, vehicle intelligence, marketplace enablement, and operations automation.
Digital Marketplace
Our digital marketplace connects buyers and sellers of wholesale vehicles nationwide, enabling them to transact intuitively and efficiently.
•Auction. Our core offering is our online auction, which facilitates real-time transactions of wholesale vehicles between sellers and buyers. Thousands of dealers transact every day, with sellers launching their vehicles directly to our digital marketplace, enabling buyers to search and discover relevant inventory through customized filters, such as price, location, and vehicle-specific details including mileage, year, make, and model.
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
•Customer Assurance. We provide the seller with a Go Green assurance against claims related to defects in the vehicle which we did not identify in our condition report and otherwise may have exposed the seller to loss as a result of arbitration with the buyer. We believe Go Green's seller assurance service instills more confidence in dealers and commercial partners to transact digitally. Through our guarantee sale offering, we provide sellers with a price guarantee for vehicles to be sold on the marketplace. If a vehicle sells below the guaranteed price, we are responsible for paying the seller the difference between the guaranteed price and the sale price.
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
•Apex. Apex is a proprietary wireless suite of data-gathering sensors. This application-driven device utilizes a multi-microphone array to capture high quality engine sound recordings. This allows for real-time sharing of a vehicle’s engine sound and combines this data with information and inputs from a host of other sensors, including but not limited to non-audible range acoustics, vibration, atmospheric, VOC, and gyroscopic data. The enhanced audio signature is not only designed to give buyers the highest quality listening experience in the industry, but it is also customized to be compatible with our engine fault detection machine learning models. We leverage our extensive vehicle database to provide guided insights on vehicle engine conditions at the time of inspection. The Apex sensor platforms are compatible with multiple of ACV's built applications and can be utilized using iOS and Android-powered devices.

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
Industry Leading Marketplace Platform with Significant Scale. The power of our marketplace platform is evidenced through our scale and growth. In 2025, we had 22,062 active Marketplace Buyers and 14,905 active Marketplace Sellers generating $10.4 billion Marketplace GMV, which changed by 5%, 4%, and 9%, respectively, from the prior year. Our marketplace platform provides sellers with efficient channels to wholesale their vehicles and access to thousands of dealers nationwide, and provides buyers with a real-time view of extensive vehicle inventory, all at the touch of a button. We believe our ability to build vibrant local and regional networks of Marketplace Buyers and Marketplace Sellers, combined with our nationwide coverage, creates a strong competitive advantage.

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
We acquire new customers through a variety of marketing channels including digital (e.g. paid search, search engine optimization, display, social, video and influencer marketing), direct marketing (e.g. promotional and brand building) and outbound business development. The marketing and business development teams own the customer relationship from initial inquiry to sign-up. After onboarding they are assigned a dedicated account manager or territory manager for on-

going support. Engagement with our customers is driven by ongoing and regular communications from their account managers or territory managers and VCIs. Additionally, account managers and territory managers determine appropriate promotions to re-engage buyers and sellers, as well as an incentive for new customers to sign-up and engage.
Competition
We mainly compete with large, national vehicle auction companies, such as Manheim, a subsidiary of Cox Enterprises, Inc., Adesa, a subsidiary of Carvana, and OPENLANE. The physical vehicle auction market in North America is largely consolidated, with Manheim and Adesa serving as large players in the market. Manheim has expanded into online wholesale marketplaces and auctions, and OPENLANE is competing in the online wholesale auction market. However, we do compete with smaller chains of auctions and independent auctions in the physical market. We also compete with a number of smaller digital marketplace companies.
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
We have a proven leadership team composed of seasoned executives with demonstrated track records of scaling businesses, as well as business leaders from across auto, consumer, and marketplace and technology businesses. As of December 31, 2025, we had over 3,200 teammates, including our more than 800 highly sophisticated VCIs that help support our relationships with our customers nationwide.
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
Item 1A. Risk Factors.
RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, results of operations, and financial condition could be materially and adversely affected. In that case, the trading price of our Common stock could decline.

Risks Related to Our Growth and Capital Requirements
Our recent growth may not be indicative of our future growth.
Our revenue was $759.6 million and $637.2 million for the years ended December 31, 2025 and 2024, respectively. You should not rely on the revenue growth of any prior period as an indication of our future performance. Even if our revenue continues to increase, it is possible that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business, increased competition, adverse macroeconomic conditions, changes to technology, a decrease in the growth of our overall market or our failure, for any reason, to continue to take advantage of growth opportunities. Overall growth of our revenue depends on a number of additional factors, including our ability to:
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
Our business has grown as new and existing customers have grown their trust in and use of our digital marketplace and value-added products and services as a way to buy and sell their vehicles to other dealers. However, our business has operated at substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. Our historical revenue or revenue growth should not be considered indicative of our future performance. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including difficulties in our ability to grow market acceptance of our platform, products and services and attract customers, as well as increasing competition and increasing expenses as we continue to grow our business. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our marketplace platform may be less productive than expected. In the event of this or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business may be harmed.
Our growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have experienced growth in the number of customers on our marketplace platform as well as the amount of data that we analyze. We have hired and expect to continue hiring additional personnel to support our growth. Our organizational structure is becoming more complex as we add staff, and we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. This will require capital expenditures and the allocation of valuable management resources to grow and adapt in these areas without undermining our corporate culture of teamwork. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience, our business may be harmed.

We have a history of operating losses and we may not achieve or maintain profitability in the future.
We have experienced net losses in each annual period since inception. We generated net losses of $66.1 million and $79.7 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $568.5 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future, particularly in light of ongoing macroeconomic and geopolitical factors. Costs and expenses could fluctuate in future periods, which could negatively affect our future results of operations. In particular, we expect that we will continue to expend substantial financial and other resources on:
•our online digital marketplace, including systems architecture, scalability, availability, performance and security;
•the development of new products and services, as well as investments in further optimizing our existing products and services;
•security and cybersecurity protections across our products, services, and locations;
•our sales organization, operations teams, and customer support teams to engage our existing and prospective customers, increase usage by existing customers, drive adoption of our products, expand use cases and integrations and support expansion;
•acquisitions or strategic investments, including on post-acquisition investment to develop acquisitions, and to develop physical locations to support the expansion of commercial offerings;
•expansion into new markets, including in markets outside of the United States;
•increased headcount; and
•general administration, including increased legal and accounting expenses associated with being a public company.
Our efforts to grow our business may not be successful or may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and Common stock may significantly decrease.
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
•fraud perpetuated by our customers or business partners;
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
Any one of these or other factors discussed elsewhere herein or the cumulative effect of some of these factors may result in fluctuations in our revenue, results of operations, cash flows and financial condition, meaning that quarter-to-quarter comparisons of our revenue, results of operations, cash flows and financial condition may not necessarily be indicative of our future performance or financial condition. In addition, we release earnings guidance in our quarterly and annual earnings conference calls, quarterly and annual earnings releases, or otherwise, regarding our future performance and financial condition that represents our management’s estimates as of the date of release. Our actual business results may vary significantly from such guidance or analysts' or investors' expectations due to a number of factors, including many outside of our control, such as global economic uncertainty and market conditions, which could adversely affect our business and future results of operations or financial condition. Furthermore, we have in the past and may in the future make downward revisions of our previously announced guidance. If we withdraw our previously announced guidance, or if our publicly announced guidance of future operating results or financial condition fails to meet expectations of securities analysts, investors or other interested parties, the price of our Common stock could decline.
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
We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to develop new products or services or sustain and further improve existing products and services, expand our geographical footprint, enhance our operating infrastructure, increase our marketing and sales expenditures to improve our brand awareness, and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants, which may make it more difficult for us to operate our business, obtain additional capital and to pursue business opportunities. Volatility and other developments in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, results of operations and financial condition may be harmed.
Pursuant to the terms of our outstanding indebtedness, we may be limited in our ability to incur future debt.
In August 2021, we entered into a first lien revolving credit facility, or as amended, the 2021 Revolver, with JPMorgan Chase Bank, N.A. On June 25, 2025, the Company entered into Amendment No. 4 to the 2021 Revolver which modifies the credit agreement to increase the committed amount of the Company’s revolving credit facility thereunder from $160 million to $250 million and extend the maturity date thereof from August 24, 2026 to June 26, 2030.
Additionally, on June 20, 2024, ACV Capital Funding II LLC entered into a revolving credit and security agreement with CitiBank, N.A., providing for a revolving warehouse facility, or as amended, the Warehouse Facility. On December 12, 2025, the Company entered into an amendment to the Warehouse Facility. The amendment modified the credit agreement (i) to increase the committed amount of the revolving credit facility from $125.0 million to $200.0 million, and (ii) to extend the scheduled commitment termination date from June 20, 2026 to December 10, 2027.
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
We mainly compete with large, national vehicle auction companies, such as Manheim, a subsidiary of Cox Enterprises, Inc., Adesa, a subsidiary of Carvana, and OPENLANE. The physical vehicle auction market in North America is largely consolidated, with Manheim and Adesa serving as large players in the market. Manheim has expanded into online wholesale marketplaces and auctions, and OPENLANE is competing in the online wholesale auction market. We also compete with smaller chains of auctions and independent auctions in the physical market, and with a number of smaller digital marketplace companies.
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
We face risks with respect to the condition of vehicles sold through our marketplace. We are engaged to inspect the majority of vehicles sold through our marketplace. We periodically receive complaints from buyers and sellers who believe our inspection reports are not consistent with the condition of the relevant vehicle sold through our marketplace. While our terms of service and arbitration policy provide that we make no representations or guarantees regarding any vehicles sold through our marketplace, if our inspection reports are found to be inaccurate or otherwise fail to disclose material defects with vehicles, we risk diminished customer confidence in and use of our services. We also commit in some circumstances to covering the cost of undisclosed cosmetic damage. If we fail to disclose cosmetic damages in our inspection reports for a large number of transactions, it could adversely affect our business, results of operations, and financial condition. In addition, buyers may be entitled in certain circumstances to cancellation of their purchase, which could reduce the amount of revenue we earn from the relevant sale.
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
We are subject to credit and fraud risk resulting from defaults on payments by our dealer borrowers on our floorplan loans, as well as from fraud by dealer borrowers. A weak economic environment, fraud by dealer borrowers, borrowers' use of multiple lenders, degradations in the value of used vehicles or consumers' financing becoming more expensive could exert pressure on our dealer customers resulting in higher delinquencies, repossessions, collection efforts, customer bankruptcies, and losses for us. In particular, we recorded a loss of $18.7 million for the year ended December 31, 2025 related to the bankruptcy of Tricolor Holdings LLC and certain of its affiliates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Tricolor Bankruptcy".” for more information. There can be no assurances that monitoring of our credit and fraud risk as it affects the collectability of loans and our efforts to mitigate credit exposure through underwriting policies and risk-mitigation strategies will be sufficient to prevent a negative impact on our business, results of operations and financial condition.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations and financial condition.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, products and marketplace platform capabilities, or technologies that we believe could complement or expand our services and marketplace platform capabilities, enhance our technical capabilities, or otherwise offer growth opportunities. Any such acquisition or investment may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products and marketplace platform capabilities, personnel or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our marketplace platform, or we have difficulty retaining the customers or vendors of any acquired business due to changes in ownership, management, operations or otherwise. These transactions may also disrupt our business, divert our resources, and require significant management attention and financial investment that would otherwise be available for development of our existing business. Any such transactions that we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or business opportunities or be successful in entering into an agreement with any particular strategic partner. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, operating expenses, or liability associated with pre-acquisition activities which could adversely affect our business, results of operations and financial condition. In addition, if the resulting business from such a transaction fails to meet our expectations, our business, results of operations and financial condition may be harmed, or we may be exposed to unknown risks or liabilities.
Moreover, our acquisition strategy related to Remarketing Centers involves certain risks. At the Remarketing Centers we will need to ensure the security of vehicles and safety of our employees and customers, negotiate favorable lease terms, obtain any necessary permits and licenses, hire, train and retain our personnel, and coordinate with our digital marketplace so as to minimize any internal competition. Live auctions at the Remarketing Centers may be delayed or canceled due to weather-related or other events. If any acquired Remarketing Center fails to achieve, or is unable to sustain, acceptable profitability levels, our business, results of operations and financial condition may be adversely affected.
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
In addition, we face risks with respect to fraudulent activities on our marketplace platform, including the sale of illegally-acquired vehicles through our auction marketplace, the unauthorized entry into and use of our marketplace platform by persons who do not meet our criteria and standards, the provision of fraudulent titles by selling dealers, participation of buyers in our marketplace platform who have no intention to pay, and transportation-related fraud. For example, we have previously received complaints from a small number of buyers who purchased vehicles which were later determined to have been stolen. In addition, a lawsuit was previously brought against us alleging a conspiracy to set bids on our marketplace from transactions that originated from one seller. Allegations of fraudulent activity on our auction marketplace, even if untrue, may materially and adversely impact our business, results of operations, financial condition and reputation, as well as our ability to attract new customers and retain current customers.
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
Our business model is primarily based on our ability to enable customers to buy and sell used vehicles through our marketplace in a seamless, transparent and hassle-free transaction. If our customers fail to perceive us as a trusted brand with a strong reputation and high standards, or if an event occurs that damages our reputation or our brand, it could adversely affect customer demand and adversely affect our business, results of operations and financial condition. Even the perception of a decrease in the quality of our customer experience or brand could impact results. Our continued growth makes maintaining the quality of our customer experience more difficult.
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
We rely on third-party carriers to transport vehicles sold through our marketplace platform to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices, driver shortages, unauthorized subcontracting, and lack of reliability of many independent carriers. Our third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of timeliness and care while handling the vehicles, or may not take financial responsibility for damage caused to vehicles while in their control which may harm our business.

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
Our marketing initiatives aim to drive brand awareness and engagement among dealers and commercial partners in order to position us as the trusted online wholesale marketplace. We acquire new dealers and commercial partners through a variety of marketing channels including digital, such as social media and search engine optimization, direct marketing, such as brand-oriented marketing campaigns, and outbound business development. Future growth and profitability will depend in part on the cost and efficiency of our promotional advertising and marketing programs and related expenditures, including our ability to create greater awareness of our marketplace platform and brand name, to appropriately plan for future expenditures and to drive the promotion of our marketplace platform. If we are unable to recover our marketing costs through increases in customer traffic and incremental sales, or if our marketing campaigns are not successful or are terminated, our growth may suffer and our business may be harmed.
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
In addition, the market for used vehicles may be impacted by changes to the broader automotive industry, which may render our existing or future business model or our auction marketplace and value-added products and services less competitive, unmarketable or obsolete. For example, technology is currently being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles, including the used vehicles that are sold through our marketplace. Additionally, ride-hailing and ride-sharing services are popular as a means of transportation and may decrease consumer demand for the used vehicles, particularly as urbanization increases. To the extent retail and rental car company demand for new and used vehicles decreases, negatively impacting our volumes, our business, results of operations and financial condition could be materially and adversely affected.
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
Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, acts of war, adverse weather events, global pandemics, geopolitical tensions, armed conflicts, acts of terrorism, human errors, infrastructure failures, cyber-attacks, energy crises and similar events. The third-party systems and operations on which we rely are subject to similar risks. For example, we rely on FedEx to ship and deliver titles in connection with vehicle sales through our marketplace, and the disruption to FedEx’s service as a result of a natural disaster could have an adverse effect on our business, results of operations and financial conditions. Geopolitical tensions, armed conflicts, or acts of terrorism could also cause disruptions in our businesses, consumer demand or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as if a natural disaster affects main transportation routes for the delivery of vehicles. Any such disruptions could negatively affect our ability to run our business, which could have an adverse effect on our business, results of operations and financial condition.

Risks Related to Information Technology and Intellectual Property
We may not properly leverage or make the appropriate investment in technology advancements, which could result in the loss of any sustainable competitive advantage in products, services and processes.
Our business is dependent on our data-driven marketplace platform. Robust information technology systems, platforms and products are critical to our operating environment, digital online products and competitive position. Understanding technology innovation is necessary to retain our competitive advantage. We may not be successful in developing, acquiring or implementing new data-driven products, services, and technologies which are competitive and responsive to the needs of our customers. Such products, services, and technologies, which are rapidly evolving, include those that use artificial intelligence. We might lack sufficient resources to continue to make the significant investments or improvements in information technology and data security, including artificial intelligence, to compete with our competitors. Certain information technology initiatives that management considers important to our long-term success will require capital investment, have significant risks associated with their execution, and could take several years to implement. We may not be able to develop or implement these initiatives in a cost-effective, timely manner or at all. There can be no assurance that others will not acquire similar or superior technologies sooner than we do or that we will acquire technologies on an exclusive basis or at a significant price advantage. If we do not accurately predict, prepare and respond to new kinds of technology innovations, market developments and changing customer needs, our business may be harmed.
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
Our brand, reputation and ability to attract customers depend on the reliable performance of our marketplace platform and the supporting systems, technology and infrastructure. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, bugs, vulnerabilities, computer viruses, physical or electronic break-ins or similar events, could affect the availability of our inventory on our marketplace platform and prevent or inhibit the ability of customers to access our marketplace platform. Actual or perceived problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.
Problems faced by our third-party providers, including web-hosting providers including Amazon Web Services and Google Cloud, could inhibit the functionality of our marketplace platform. For example, our third-party web-hosting providers could close their facilities without adequate notice or suffer interruptions in service caused by cyber-attacks, natural disasters or other phenomena. Disruption of their services could cause our website to be inoperable and could harm our business. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. In addition, if our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business may be harmed.
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
Our marketplace platform allows for the storage and transmission of our customers’ proprietary or confidential information, which may include personally identifiable information. We use third-party service providers and subprocessors to help us deliver services, including payment services, to our customers. These vendors may store or process confidential and personally identifiable information, payment card information, or other information on our behalf.
Security breaches, cyber-attacks and other similar incidents continue to increase, and marketplace platforms such as ours may be subject to such incidents. These threats, which are becoming increasingly difficult to detect, are perpetuated by a variety of sources, including traditional computer “hackers,” employees or contractors engaging in theft or misuse, newly-developed artificial intelligence technology, organized criminal threat actors, nation-states and nation-state-supported actors. We and our third-party service providers may be subject to a variety of these evolving threats, including but not limited to social-engineering attacks (including through phishing attacks), viruses, denial-of-service attacks (such as credential stuffing), malware installation, ransomware attacks, supply-chain attacks, the malicious introduction of software bugs, or attempts to cause hardware failures. These threats are becoming increasingly prevalent and severe, especially as criminal threat actors leverage artificial intelligence-based technologies and services, and can lead to significant interruptions in our operations, loss of data, information and income, reputational harm, and diversion of funds. Similarly, supply chain-attacks have increased in frequency and severity and we cannot guarantee that third parties and infrastructure in our supply chain and our third-party partners’ supply chains have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems (including our products/services) or the third-party information technology systems that support us and our services.

While we have security measures in place designed to protect customer information and prevent data loss, security breaches, cyber-attacks and other similar incidents, there can be no assurance that our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ information on our behalf will be effective in protecting against unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential information, marketplace platform or our customers’ information, including personally identifiable information, particularly given that our ability to monitor our third-party service providers’ information security practices is limited. The techniques used to sabotage or to obtain unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our marketplace platform, systems, networks or physical facilities in which our information or our customers' information is stored or through which information is transmitted change frequently and often are not identified until they are launched against a target, and we may be unable to implement adequate preventative measures or stop security breaches, cyber-attacks or other similar incidents while they are occurring. We must continuously plan, develop and monitor our information technology networks and infrastructure to identify, protect, detect, respond to and recover from the risk of unauthorized access, misuse, malware, encryption, data exfiltration, phishing and other events that could have a security impact. The security measures that we have integrated into our marketplace platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize security breaches, cyber-attacks and other similar incidents, may not be adequate to prevent or detect service interruption, system failure or data loss. Our marketplace platform, systems, networks, and physical facilities could also be breached or information could be otherwise compromised due to employee, contractor or customer error, negligence or malfeasance, if, for example, third parties fraudulently induce our employees, contractors or our customers to disclose information or user names or passwords, or otherwise compromise the security of our marketplace platform, networks, systems and physical facilities. Third parties may also exploit vulnerabilities in, or obtain unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to, marketplace platforms, systems, networks or physical facilities. See the section titled “Cybersecurity” for additional information on certain aspects of our approach to cybersecurity risk management and strategy.
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
Our agreements with certain customers may require us to use industry-standard or reasonable measures to safeguard personal and sensitive information. A security breach, cyber-attack or other similar incident may cause us to breach our customer contracts. An actual or perceived security breach, cyber-attack or other similar incident could lead to claims by our customers or other relevant stakeholders that we have failed to comply with such obligations. As a result, we could be subject to legal action or our customers could end their relationships with us. Our contracts may not contain limitations of liability, and, even where they do, there can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages related to a security breach, cyber-attack or other similar incident.
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

Litigation resulting from actual or perceived security breaches, cyber-attacks or other similar incidents may adversely affect our business. Actual or alleged unauthorized access to our or our vendors’ platform, systems, networks, or physical facilities could result in litigation with our customers or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, or adversely affect our reputation. We could be required to fundamentally change our business activities and practices or modify our products and marketplace platform capabilities in response to such litigation, which could have an adverse effect on our business. If a security breach, cyber-attack or other similar incident were to occur, and the confidentiality, integrity or availability of personal information was disrupted, we could incur significant liability, or our marketplace platform, systems or networks may be perceived as less desirable, which could negatively affect our business and damage our reputation.
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
In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, regulations and rules, including data breach notification laws, personal information privacy laws, and consumer protection laws. For example, the Telephone Consumer Protection Act imposes specific requirements relating to marketing to individuals using technology such as phones, mobile devices, and text messages. As another example, the California Consumer Privacy Act, as modified by the California Privacy Rights Act (collectively, "CCPA") gives California residents expanded rights to among other things, request disclosure of personal information collected about them and whether the data has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of certain personal information sharing and not be discriminated against for exercising these rights. The CCPA provides civil penalties for violations, as well as a private right of action for certain data breaches. Various other U.S states have also enacted, or are considering enacting comprehensive data privacy laws that share similarities with the CCPA. Congress also considers new federal data privacy and security laws from time to time, to which we may become subject if it is enacted. The effects of the CCPA, and other similar state or federal laws, are potentially significant and may require us to modify our information processing practices and policies, incur substantial compliance costs and subject us to increased potential liability. Additionally, the U.S. Federal Trade Commission (“FTC”) and states’ Attorneys General have brought enforcement actions and prosecuted certain data breach and other privacy-related cases as unfair and/or deceptive acts or practices under the FTC Act. Further, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly.
With our expansion into international markets, we and our third-party service providers may be subject to a new range of detailed and complex foreign laws regarding privacy and the processing of personal information and other data, most notably the General Data Protection Act Regulation (“GDPR”). The GDPR, together with national legislation, regulations and guidelines of the European Union member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business with respect to intellectual property. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive the foregoing to be negative, it could have a material adverse effect on the price of our Common stock. Moreover, any uncertainties resulting from the initiation and continuation of any legal proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our operations. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.
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

We utilize artificial intelligence, which could expose us to liability or adversely affect our business.

We use, or may in the future use, artificial intelligence, including generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business. The use of generative artificial intelligence, a relatively new and emerging technology in the early stages of commercial use, exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. While AI technologies and AI-based systems may help provide more tailored or personalized user experiences, if the content, analyses, or recommendations provided by such technologies and systems producing in our products and services are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be materially and adversely affected.

Additionally, if any of our employees, contractors, consultants, vendors or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Output created by us using AI tools or technologies may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. To the extent that we do not have sufficient rights to use the data or other material or content used in or produced by the AI tools or technologies used in our business, or if we experience cybersecurity incidents in connection with our use of AI, it could adversely affect our reputation and expose us to legal liability or regulatory risk, including with respect to third-party intellectual property, privacy, data protection and cybersecurity, publicity, contractual or other rights. Further, our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than us, which could impair our ability to compete effectively.

In addition, the regulatory framework for AI and similar technologies, is changing rapidly. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted, in ways that would affect the operation of our products and services and the way in which we use AI and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

As AI becomes more prevalent, we anticipate that it will continue to present new or unanticipated ethical, reputational, technical, operational, legal, competitive and regulatory issues, among others. We expect that our incorporation of AI in our business will require additional resources, including the incurrence of additional costs, to develop and maintain our products, services and processes to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing. As a result, the challenges presented with our use of AI could adversely affect our business, financial condition and results of operations.
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
Our net operating loss carryforwards, or NOLs, and certain other tax attributes could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our U.S. Federal NOLs generated in tax years beginning before January 1, 2018 are only permitted to be carried forward for 20 taxable years under applicable U.S. federal tax law. As of December 31, 2025, we had U.S. federal and state NOLs of $360.9 million and $318.6 million, respectively. Of the U.S. federal NOLs, $12.3 million will expire beginning in the year 2035 and $348.6 million will carry forward indefinitely. As of December 31, 2025, we had Foreign NOLs of $22.5 million, which will carryforward indefinitely.
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
As a public company, we have incurred and will continue to incur significant finance, legal, accounting and other expenses, including director and officer liability insurance. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The New York Stock Exchange, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations have and may continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
We are obligated to maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our Common stock.
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
Risks Related to Ownership of Our Common Stock
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Common stock to decline.
Our stock price may be volatile, and the value of our Common stock may decline.
The market price of our Common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:
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
•our involvement in litigation;
•future sales of our Common stock by us or our stockholders;
•changes in senior management or key personnel;
•the trading volume of our Common stock;
•changes in the anticipated future size and growth rate of our market; and
•general economic and market conditions.
Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may also negatively impact the market price of our Common stock.
Sales of our Common stock in the public market could cause the market price of our Common stock to decline.
Sales of a substantial number of shares of our Common stock in the public market, or the perception that these sales might occur, could depress the market price of our Common stock and could impair our ability to raise capital through the sale of additional equity securities. Some of our stockholders who held our capital stock prior to the completion of our IPO have unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our Common stock.

During the fourth quarter of 2024, the number of outstanding shares of our Class B common stock declined such that the total number of outstanding shares of our Class B common stock represented less than 5% of the aggregate number of outstanding shares of our Class A common stock and our Class B common stock. Under the terms of our amended and restated certificate of incorporation, our Class B common stock automatically converted to Class A common stock effective as of December 31, 2024. This resulted in 3,550,142 shares of Class A common stock being issued on December 31, 2024 with the related shares of Class B common stock being cancelled. We amended and restated our certificate of incorporation in 2025 to reclassify our Class A common stock to Common stock.

In addition, there were approximately 1,676,000 shares of Common stock issuable upon the exercise of options as of December 31, 2025. There were also approximately 8,714,000 shares of Common stock issuable upon the vesting of restricted stock units, or RSUs, outstanding as of December 31, 2025. We have registered all of the shares of Common stock issuable upon exercise or vesting of outstanding options or RSUs, respectively, or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of Common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.
If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our Common stock could decline.
The market price and trading volume of our Common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price could be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our Common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our Common stock.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our Common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our Common stock;
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
These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our Common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our Common stock would receive a premium for their shares of our Common stock in an acquisition.
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
We do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our ability to pay dividends on our capital stock is currently limited by the covenants of our credit facilities and may be further restricted by the terms of any future debt or preferred securities. Accordingly, holders of our Common stock may need to rely on sales of their holdings of Common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Strategy and Risk Management
We have established and maintain policies and processes for assessing, identifying, monitoring, and managing material risks arising from cybersecurity threats which form an important component of our overall risk management program. Our policies and processes underlie and support the integrity and availability of critical data and systems, and are designed to provide a framework for timely, effective responses to cybersecurity threats, such as threats associated with our information systems and services and with our use of services or technology products provided by our strategic vendors, contractors, or other suppliers. ACV also engages independent third parties to help us assess our internal preparedness, audit our adherence to cybersecurity standards, assist us with risk mitigation activities, such as security assessments and penetration testing, and identify areas for continued focus and improvement.
Our cybersecurity efforts are led by ACV's Chief Information Security Officer (“CISO”) with the oversight of our Audit Committee, Chief Legal Officer and Chief Financial Officer. Our CISO reports to our Chief Financial Officer. Our CISO oversees a team of cybersecurity professionals (the “Cybersecurity Department”) dedicated to identifying, assessing, escalating, responding to, and recovering from cybersecurity threats on a day-to-day basis. The Cybersecurity Department uses various tools to assist in monitoring cyber activities, benign and otherwise, and creates alerts based on anomalous activities or potential vulnerabilities. Moreover, we monitor industry trends to mitigate cybersecurity risk for our customers and business, and to remain apprised of industry developments and emerging threats.
The Cybersecurity Department works with and requires our strategic vendors, contractors, or other suppliers that provide services or technology products to us to complete information security risk assessments, each consisting of a holistic review using NIST as a standard. For these strategic vendors, contractors, or suppliers, operational security details, including available third-party reports on compliance frameworks (such as NIST, SOC2 Type2), are reviewed by the Cybersecurity Department for sufficiency. ACV personnel also are required to take cybersecurity training, which is designed to prepare our personnel to look out for and report any suspicious or anomalous events they may experience.
Governance
While our board of directors has overall responsibility for risk oversight, our Audit Committee assists our board of directors in monitoring cybersecurity risks by receiving regular reports from our CISO, as needed, that cover information such as NIST review outcomes, and actions to address findings and vulnerabilities. Our CISO has primary management responsibility for ACV’s cybersecurity. He has over 30 years of experience working in information security and technology, with over 15 years in senior leadership roles designing and implementing security solutions for national and international companies.
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
If an event is identified as a cybersecurity incident, the CIRP provides for notification to designated members of the Cybersecurity Department and the legal compliance function who will analyze the incident. Any incident whose impacts they believe to be potentially material is escalated immediately to a senior management team comprised of at least our CISO, Chief Legal Officer, Chief Operations Officer, and Chief Financial Officer. Additionally, certain cybersecurity events, such as a ransomware attack, will be immediately escalated to the designated members set forth above and the CISO. If the threat is found to be credible, it is further escalated on an emergency basis to the Chief Legal Officer and Chief Financial Officer. Once a cybersecurity incident is escalated to senior management, other members of management and senior management may be engaged to oversee the assessment, response, recovery, and disclosure efforts relating to such cybersecurity event.

Despite our efforts, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. For more information regarding our cybersecurity measures and risks relating to cybersecurity, see “Risk Factors—Risks Related to Information Technology and Intellectual Property—Security breaches, cyber-attacks or other similar incidents with respect to our information technology systems, or those of our third- party service providers, could result in adverse consequences, including, but not limited to, a disruption of our business operations; reputational harm; loss of revenue or profits; regulatory investigations or actions; litigation; fines and penalties. If we fail to comply with our commitments, assurances or other obligations regarding data privacy and security, our reputation may be harmed and we may be exposed to liability; loss of business; and other adverse business consequences.”
Item 2. Properties.
Our corporate headquarters are located at 640 Ellicott Street, Buffalo, New York. We lease other offices and facilities around the world, primarily in the United States. We do not own any real property.
We believe that our current facilities are suitable and adequate to meet our current needs, and if we require additional space, we anticipate we will be able to obtain additional suitable facilities.
Item 3. Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, individually, or taken together, would reasonably be expected to have a material adverse effect on our business or financial results.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Record
Our Common stock is traded on the New York Stock Exchange, under the symbol "ACVA."
As of February 16, 2026, there were 120 holders of record of our Common stock. Certain shares are held in street name and accordingly, the actual number of holders of record is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid any dividends on our Common stock. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements (including any restrictions in our debt arrangements), any limitations on payment of dividends present in any debt agreements, and other factors that our Board of Directors may deem relevant.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The graph below shows a comparison, from March 24, 2021 (the date our Common stock commenced trading on Nasdaq) through December 31, 2025, of the cumulative total return to stockholders of our Common stock relative to the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index. The company transferred its listing to NYSE on March 24, 2025 and the historical stock data prior to such date reflects trading on the former exchange.

The graph assumes that $100 was invested in each of our Common stock, the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index at their respective closing prices on March 24, 2021. The stock performance shown in the graph represents past performance and should not be considered an indication of future stock performance.

Comparison of Cumulative Total Return
Among ACV Auctions INC., the Nasdaq Composite Index, and the Nasdaq-100 Technology Sector Index
180
160
140
120
100
80
60
40
20
0
03/24/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
03/31/24
06/30/24
09/30/24
12/31/24
03/28/25
06/27/25
09/26/25
12/31/25
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations with our audited consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10- K. This discussion, particularly information with respect to our financial condition or results of operations, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. You should review the disclosure under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K filed with the SEC on February 19, 2025.
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

	Year ended December 31,
	2025		2024
Marketplace Units	829,276		743,008
Marketplace GMV	$10.4	billion	$9.5	billion
Marketplace Buyers	22,062		20,975
Marketplace Sellers	14,905		14,377
Adjusted EBITDA	$58.8	million	$28.1	million
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
Grow Our Share of Wholesale Transactions from Existing Customers
Our success depends in part on our ability to grow our share of wholesale transactions from existing customers, increasing their engagement and spend on our marketplace platform. We remain in the early stages of penetrating our Marketplace Buyers’ and Sellers’ total number of wholesale transactions. As we continue to invest in our trusted and efficient marketplace platform, we expect that we will capture an increasing share of transactions from our existing buyers and sellers. Our ability to increase share from existing customers will depend on a number of factors, including our customers’ satisfaction with our marketplace platform, competition, pricing and overall changes in our customers’ engagement levels.
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
Recent Developments
Tricolor Bankruptcy
On September 10, 2025, Tricolor Holdings, LLC, and certain of its affiliates (collectively, "Tricolor"), filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code with the United States Bankruptcy court for the Northern District of Texas. Several factors differentiated Tricolor from other dealership customers that have finance receivables with ACV Capital. Tricolor's significant focus on the offering of credit to consumers, the scope and complexity of Tricolor's operations including multiple large credit facilities with major U.S. banks, and the emergence of allegations of significant fraud being investigated by Federal authorities are among the differentiating factors. Due to these factors, we do not believe that the Tricolor bankruptcy losses are indicative of our ongoing operating performance. Tricolor accounted for approximately $18.6 million of our finance receivables as of December 31, 2025. The bankruptcy will not have a material negative impact on our future revenues. We are participating as a creditor in the bankruptcy proceedings, seeking to maximize the recovery of our outstanding finance receivables. However, the ultimate outcome of these collection efforts is uncertain at this time. We have recorded a loss of $18.7 million related to this event in the "selling, general, and administrative expenses" line item of the Consolidated Statement of Operations for the year ended December 31, 2025.
Settlement of Class Action Lawsuit Against Data Services Vendors
On September 16, 2025, the Company entered into a class action settlement agreement with a data services vendor, pursuant to which the Company will receive $7.9 million in settlement payments. Of this total settlement, $7.6 million is included as a reduction in marketplace and service cost of revenue in the Consolidated Statements of Operations for the year ended December 31, 2025. Based on the payment terms provided in the settlement, $0.8 million is included in other current assets and $1.5 million is included in other assets in the Consolidated Balance Sheet at December 31, 2025.
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

Results of Operations
The following table sets forth our Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Year ended December 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue

	(in thousands)
Revenue:
Marketplace and service revenue	$677,964	89%	$572,971	90%
Customer assurance revenue	81,642	11%	64,185	10%
Total revenue	759,606	100%	637,156	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	288,120	38%	248,210	39%
Customer assurance cost of revenue (excluding depreciation & amortization)	73,288	10%	56,231	9%
Operations and technology (1)(6)	182,674	24%	162,700	26%
Selling, general, and administrative (1)(3)(5)(6)(7)	234,991	31%	217,435	34%
Depreciation and amortization (2)(4)	43,724	6%	36,685	6%
Total operating expenses	822,797		721,261
Loss from operations	(63,191)		(84,105)
Other income (expense):
Interest income	8,008		9,337
Interest expense	(9,620)		(4,244)
Total other income (expense)	(1,612)		5,093
Loss before income taxes	(64,803)		(79,012)
Provision for income taxes	1,338		688
Net loss	$(66,141)		$(79,700)

(1)Includes stock-based compensation expense as follows:	Year ended December 31,
	2025	2024
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$1,026	$1,065
Operations and technology	15,355	16,595
Selling, general, and administrative	40,481	50,350
Stock-Based Compensation Expense	$56,862	$68,010

(2)Includes acquired intangible asset amortization as follows:	Year ended December 31,
	2025	2024
	(in thousands)
Depreciation and amortization	$10,554	$11,687

(3)Includes litigation-related costs as follows:	Year ended December 31,
	2025	2024
	(in thousands)
Selling, general, and administrative	$1,100	$1,553

(4)Includes amortization of capitalized stock-based compensation as follows:	Year ended December 31,
0	2025	2024
	(in thousands)
Depreciation and amortization	$6,214	$4,675

(5)Includes acquisition-related costs as follows:	Year ended December 31,
	2025	2024
	(in thousands)
Selling, general, and administrative	$403	$3,966

(6)Includes other adjustments as follows:	Year ended December 31,
0	2025	2024
	(in thousands)
Operations and technology	$66	$46
Selling, general, and administrative	2,078	737
Other adjustments	$2,144	$783

(7) Includes Tricolor bankruptcy losses as follows:	Year ended December 31,
	2025	2024
	(in thousands)
Selling, general, and administrative	18,711	—

Comparison of the Years Ended December 31, 2025 and December 31, 2024
Revenue
Marketplace and Service Revenue

	Year ended December 31,		$ Change	% Change
	2025	2024

	(in thousands)
Marketplace and service revenue	$677,964	$572,971	$104,993	18%

The increase was primarily driven by an increase in auction marketplace revenue from our Marketplace Buyers and Marketplace Sellers, as well as increases in revenue earned from transportation and financing services. For the year ended December 31, 2025 compared to the year ended December 31, 2024, other marketplace revenue increased to $295.8 million from $236.7 million and auction marketplace revenue increased to $347.7 million from $303.0 million. Revenue increases in the current year were primarily volume-driven and also impacted by higher buyer fee rates for the year ended December 31, 2025 compared to the prior year period. The volume of Marketplace Units sold on the marketplace platform increased to 829,276 for the year ended December 31, 2025 from 743,008 for the comparable prior year period which is an indicator of increased overall customer engagement. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported. The wholesale automotive industry continues to transition to digital transactions, with an increasing amount of customers transacting digitally versus at physical auction houses. This industry transition, and our position as a leader in the area of digital wholesale automotive auctions, continues to drive more business to our marketplace platform. The average total revenue per Marketplace Unit increased for the year ended December 31, 2025 compared to year ended December 31, 2024 due to the aforementioned higher buyer fee rates and customers adding more optional ancillary services to the auction such as transportation services and financing services which resulted in increases to both auction marketplace and other marketplace revenue. To a lesser extent, acquisitions completed in 2024 drove increases in revenue in 2025 compared to 2024.
Customer Assurance Revenue

	Year ended December 31,		$ Change	% Change
	2025	2024

	(in thousands)
Customer assurance revenue	$81,642	$64,185	$17,457	27%
The increase was primarily driven by an increase in Go Green assurance revenue, driven by increases in the estimated fair value of the Go Green offering per unit and an increase in units that elected the Go Green offering. For the year ended December 31, 2025 compared to the year ended December 31, 2024, Go Green assurance revenue increased to $71.1 million from $57.0 million. Other assurance revenue increased to $10.6 million for the year ended December 31, 2025 from $7.2 million for the year ended December 31, 2024 due primarily to a $4.1 million increase in revenue from our price guarantee sales caused by an increase in units sold through our price guarantee sales.
Operating Expenses
Marketplace and Service Cost of Revenue

	Year ended December 31,		$ Change	% Change
	2025	2024

	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$288,120	$248,210	$39,910	16%
Percentage of revenue	38%	39%
The increase primarily consisted of higher costs related to generating auction marketplace and other marketplace revenue, partially offset by a decrease in data services cost of revenue. For the year ended December 31, 2025 compared to the year ended December 31, 2024, total cost attributed to generating auction marketplace revenue increased to $68.3 million from $54.4 million. The increase in auction marketplace cost of revenue is due to increased units sold through our marketplace and to a lesser extent, other costs of revenue associated with our prior year acquisitions. Other marketplace cost of revenue increased to $206.9 million for the year ended December 31, 2025, compared to $173.0 million for the year ended December 31, 2024, primarily due to an increase in the units transported. This was partially offset by a $7.6 million legal settlement benefit recognized in 2025, which reduced data services cost of revenue by a corresponding amount. For the year ended December 31, 2025, Data services cost of revenue was $12.9 million compared to $20.8 million in the comparable prior year period. Marketplace and service cost of revenue as a percentage of revenue decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024 due primarily to the benefit from the legal settlement.

Customer Assurance Cost of Revenue

	Year ended December 31,		$ Change	% Change
	2025	2024

	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$73,288	$56,231	$17,057	30%
Percentage of revenue	10%	9%
The increase primarily consisted of costs attributable to our Go Green assurance offerings due to increased volume of completed auctions where the customer elected the Go Green offering, and an increase in the arbitration cost per unit sold. For the year ended December 31, 2025, Go Green assurance cost of revenue increased to $62.3 million from $50.9 million in the year ended December 31, 2024. For the year ended December 31, 2025, other assurance cost of revenue increased to $11.0 million from $5.3 million in the year ended December 31, 2024 due primarily to a $4.5 million increase in costs incurred on the Company's price guarantee sales due to an increase in the current year in units sold through our price guarantee sales compared to the prior period. Customer assurance cost of revenues as a percentage of revenue increased during the year ended December 31, 2025 compared to the year ended December 31, 2024 due to the aforementioned increases in arbitration claim volume and arbitration costs per unit sold.
Operations and Technology Expenses

	Year ended December 31,		$ Change	% Change
	2025	2024

	(in thousands)
Operations and technology	$182,674	$162,700	$19,974	12%
Percentage of revenue	24%	26%
The increase is primarily due to higher personnel-related costs. For the year ended December 31, 2025 compared to the year ended December 31, 2024, personnel-related costs increased to $150.5 million from $138.5 million as a result of headcount increases from our prior year acquisitions and investment in our internal product and technology capabilities to enable future growth initiatives. Software and technology expenses increased to $21.8 million from $16.3 million as a result of continued investment in our technology and infrastructure amid ongoing business growth. Other expenses increased to $10.4 million from $7.9 million in the year ended December 31, 2025 compared to the year ended December 31, 2024. Operations and technology expense as a percentage of revenue decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024 as we continued our efforts to effectively manage costs while growing our revenue.
Selling, General, and Administrative Expenses

	Year ended December 31,		$ Change	% Change
	2025	2024

	(in thousands)
Selling, general, and administrative	$234,991	$217,435	$17,556	8%
Percentage of revenue	31%	34%
The increase primarily consisted of higher non-personnel costs . Non-personnel costs in the year ended December 31, 2025 compared to the year ended December 31, 2024 increased to $62.0 million from $38.9 million primarily due to the $18.7 million in Tricolor bankruptcy losses recorded in the year ended December 31, 2025 as described in the Recent Developments section above. Increased bad debt provision charges on our finance receivable portfolio unrelated to Tricolor during the year ended December 31, 2025 drove the remainder of the increase in non-personnel costs compared to the year ended December 31, 2024. For the year ended December 31, 2025 compared to the year ended December 31, 2024, personnel-related costs decreased to $173.0 million from $178.6 million, primarily as a result of lower stock-based compensation. Selling, general, and administrative expenses as a percentage of revenue decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024 as we continued our efforts to effectively manage costs while growing our revenue.

Depreciation and Amortization

	Year ended December 31,		$ Change	% Change
	2025	2024

	(in thousands)
Depreciation and amortization	$43,724	$36,685	$7,039	19%
Percentage of revenue	6%	6%
The increase was primarily due to an increase of $7.7 million in amortization of internal-use software costs due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense. Depreciation and amortization as a percentage of revenue remained flat during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Interest Income

	Year ended December 31,		$ Change	% Change
	2025	2024

	(in thousands)
Interest income	$8,008	$9,337	$(1,329)	(14)%
The decrease was primarily driven by a lower average balance in our marketable securities portfolio as we used the proceeds from sales and maturities of marketable securities to support acquisition activity in the prior year. In addition, a lower average interest rate during the year ended December 31, 2025 compared to the year ended December 31, 2024 combined with our sales of marketable securities during the fourth quarter of 2025 also contributed to the decrease.
Interest Expense

	Year ended December 31,		$ Change	% Change
	2025	2024

	(in thousands)
Interest expense	$(9,620)	$(4,244)	$(5,376)	(127)%
The increase was primarily driven by the interest and fees related to the Warehouse facility which was entered into on June 20, 2024. The increase in interest expense on the Warehouse facility during the year ended December 31, 2025 was due to a higher average balance during 2025 compared to 2024.
Provision for Income Taxes

	Year ended December 31,		$ Change	% Change
	2025	2024

	(in thousands)
Provision for income taxes	$1,338	$688	$650	94%
Our effective tax rate was approximately (2.1)% and (0.9%) for the year ended December 31, 2025 and 2024, respectively. The principal differences between the federal statutory rate and the effective tax rate are related to state taxes, foreign taxes and credits and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2025	2024
Net income (loss)	$(66,141)	$(79,700)
Depreciation and amortization	43,743	36,807
Stock-based compensation	56,862	68,010
Interest expense (income), net	1,612	(5,093)
Provision for income taxes	1,338	688
Acquisition-related costs	403	3,966
Litigation-related costs (1)	1,100	1,553
Tricolor bankruptcy losses (2)	18,711	—
Other	1,126	1,905
Adjusted EBITDA	$58,754	$28,136

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
The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Year ended December 31,
	2025	2024
Net income (loss)	$(66,141)	$(79,700)
Stock-based compensation	56,862	68,010
Amortization of acquired intangible assets	10,554	11,687
Amortization of capitalized stock-based compensation	6,214	4,675
Acquisition-related costs	403	3,966
Litigation-related costs (1)	1,100	1,553
Tricolor bankruptcy losses (2)	18,711	—
Other	2,144	783
Non-GAAP Net Income (loss)	$29,847	$10,974

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
As of December 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $271.5 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.

As of December 31, 2025, our principal commitments primarily consist of long-term debt and leases for facilities. We have $5.2 million of lease obligations due within a year, and an additional $41.8 million of lease obligations due at various dates through 2039. Refer to Note 10. Leases, of our consolidated financial statements.
In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of December 31, 2025 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our Consolidated Balance Sheets and Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.
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
Our Debt Arrangements
2021 Revolver
On August 24, 2021, ACV entered into a revolving credit facility (the “2021 Revolver”). The Revolver was established to provide general financing to us and is secured by substantially all of our assets except for certain finance receivables. As of December 31, 2025, the maximum borrowing capacity under the Revolver is $250.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. Through June 26, 2025, the interest rate on the Revolver was, at our option, either (a) the Secured Overnight Financing Rate (“SOFR”) (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) subject to a 0.00% SOFR floor, plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate was defined as the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c) 1.00% plus the adjusted SOFR rate for a one-month interest period.
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
As of December 31, 2025, $70.0 million was drawn under the 2021 Revolver with an interest rate of 8.50%, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.1 million.
Warehouse Facility
On June 20, 2024, ACV Capital Funding II LLC entered into the Warehouse Facility. As of December 31, 2025 the maximum borrowing capacity under the Warehouse Facility was $200.0 million. As amended, the revolving feature on the facility ends on December 10, 2027 and the facility matures twelve months later, unless sooner terminated or extended in accordance with its terms. The Warehouse Facility was established to provide liquidity to fund new originations of auto floorplan loans by ACV Capital. The facility is secured by all assets of ACV Capital Funding II LLC, including the auto floorplan loans owned by it.
Advances under the Warehouse Facility funded by asset-backed commercial paper conduit through the issuance of commercial paper notes will bear interest generally at a rate equivalent to the weighted average annual rate of all commercial paper notes issued by the commercial paper conduit to fund its advances, plus a margin of 2.75%. Advances funded by lenders that are not commercial paper conduits, or by commercial paper conduits funded through means other than the issuance of commercial paper notes, will bear interest generally at a rate equal to (i) Term SOFR for a period of one-month (subject to a 0.00% floor), plus 0.11448% or, in certain circumstances, the Alternate Base Rate, plus (ii) a margin of 2.75%. The Alternate Base Rate is the highest of (a) the prime rate quoted in the Wall Street Journal, (b) the NYFRB rate plus 0.50% and (c)(i) 1.00% plus (ii) the Term SOFR rate for a one-month interest period. The interest rate may be increased under certain circumstances, including upon the occurrence of an early amortization event or event of default under the warehouse documentation. ACV Capital Funding II LLC must also pay upfront any unused fees in connection with the facility.
On December 12, 2025, ACV Capital Funding II LLC entered into the first amendment to the Warehouse Facility which modifies such agreement (i) to increase the committed amount of ACV Capital II’s revolving credit facility thereunder from $125.0 million to $200.0 million, (ii) to extend the Scheduled Commitment Termination Date thereof from June 20, 2026 to December 10, 2027, and (iii) to make certain changes to the definitions of Concentration Limits, Eligible Dealers and Eligible Vehicles, as more particularly described in the agreement. In connection with the amendment, the Applicable Margin used in calculating the Interest Rate applicable to Loans has been reduced by 0.25% to 2.75%
As of December 31, 2025 borrowings under the Warehouse Facility were $120.0 million with an interest rate of 6.71%.
We were in compliance with all such applicable covenants as of December 31, 2025, and believe we are in compliance as of the date of this Yearly Report on Form 10-K.
Cash Flows from Operating, Investing, and Financing Activities
The following table shows a summary of our cash flows for the periods presented:

	Year ended December 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$78,232	$65,397
Net cash used in investing activities	(74,051)	(15,863)
Net cash provided by (used in) financing activities	42,974	(7,874)
Effect of exchange rate changes	277	(166)
Net increase in cash and equivalents	$47,432	$41,494

Operating Activities
Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, sales and marketing expenses and overhead expenses.
In the years ended December 31, 2025 and 2024, net cash provided by operating activities was $78.2 million and $65.4 million, respectively. Net cash provided by operating activities during the year ended December 31, 2025 consisted primarily of cash earnings and an increase in accounts payable to sellers partially offset by an increase in accounts receivable from buyers. In the year ended December 31, 2024 net cash provided by operating activities consisted primarily of cash earnings, a decrease to accounts receivable from buyers and an increase in accounts payable to sellers. The increase in cash provided by operating activities during the year ended December 31, 2025 relative to the year ended December 31, 2024 is primarily due to increased revenues and the timing of collections and disbursements of funds related to auctions completed near period end.
Investing Activities
In the years ended December 31, 2025, and 2024, net cash used in investing activities was $74.1 million and $15.9 million, respectively. Net cash used in investing activities during the year ended December 31, 2025 was primarily related to the increase in finance receivables and capitalized software development, partially offset by net proceeds from the sale and maturities of the marketable securities portfolio. Net cash used in investing activities during the year ended December 31, 2024 was primarily related to the acquisition of businesses, investments in capitalized software, and growth of the financing receivables portfolio, partially offset by net proceeds from the sale and maturity of certain marketable securities.
The increase in net cash used in investing activities during the year ended December 31, 2025 relative to the year ended December 31, 2024 was primarily driven by an increase in our financing receivables portfolio.
Financing Activities
In the years ended December 31, 2025, and 2024, net cash provided by (used in) financing activities was $43.0 million and $(7.9) million, respectively. Net cash provided by financing activities during the year ended December 31, 2025 relates to proceeds, net of repayments, from long term debt partially offset by payments of RSU tax withholdings in exchange for common shares surrendered by RSU holders. Net cash used in financing activities during the year ended December 31, 2024 related to payments of RSU tax withholdings in exchange for common shares surrendered by RSU holders partially offset by proceeds, net of repayments, on long term debt and proceeds from the exercises of stock options.
The increase in net cash provided in financing activities during the year ended December 31, 2025 relative to the year ended December 31, 2024 was primarily the result of increased net borrowing of long term debt, partially offset by lower proceeds from stock option exercises.
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
Critical Accounting Policies and Estimates
We believe that the following accounting policies and estimates involve a high degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 1 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Revenue Recognition of Auction and Other Marketplace Revenue
We generate auction and other marketplace revenue from contracts with customers. Revenue is recognized when the services are completed and control of the promised services is transferred to customers in an amount that reflects the consideration that we expect to receive in exchange for those services. Determining whether performance obligations should be accounted for separately or combined may require judgment. For each performance obligation within a contract, we evaluate whether we act as the principal or as an agent. When we act as the principal, revenue is recognized in the gross amount of the consideration received from the customer recognized at the point in time the services are completed. When we act as the agent, revenue is recognized net of the consideration due to a third party at the point in time when the services are provided.
In contracts with multiple performance obligations, we allocate the transaction price to each distinct performance obligation proportionately based on the estimated stand-alone selling price ("SSP") of each performance obligation. We use an observable price to determine the SSP for each performance obligation. Where observable prices are not available, an expected cost-plus margin approach is used. We then determine how the services are transferred to the customer to determine the timing of revenue recognition.
From time to time, we provide promotions and incentives to buyers and sellers in various forms including discounts on fees, credits and rebates. Promotions and incentives which are consideration payable to a customer are recognized as a reduction of revenue when revenue is recognized.
Guarantees
We provide certain guarantees to Sellers in the marketplace in the ordinary course of business, which are accounted for under ASC 460, Guarantees ("ASC 460") as a general guarantee. Included in our guarantees are vehicle condition guarantees whereby we offer guarantees to sellers in qualifying situations where we performed a vehicle inspection and prepared the vehicle condition report. In situations where the sale of covered vehicles is unwound due to circumstances covered by the guarantee, the guarantee provides us with the right to retain proceeds from the subsequent liquidation of the vehicle covered under the guarantee. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. Vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date.

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
Interest Rate Risk
We had cash and cash equivalents of $271.5 million as of December 31, 2025, which includes interest-bearing investments with maturities of three months or less. Interest-earning instruments carry a degree of interest rate risk as increases in rates will negatively affect the fair value of our cash equivalents. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $190.0 million as of December 31, 2025. The interest rate paid on these borrowings is variable, indexed to SOFR. Therefore, increases in interest rates will increase the interest expense on these borrowings. A hypothetical 100 basis point change in interest rates would not result in a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of ACV Auctions Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ACV Auctions Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2026 expressed an unqualified opinion thereon.
Basis for Opinion

We have audited the accompanying consolidated balance sheets of ACV Auctions Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2026 expressed an unqualified opinion thereon.
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
February 23, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of ACV Auctions Inc.
Opinion on Internal Control Over Financial Reporting

We have audited ACV Auctions Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ACV Auctions Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 23, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Buffalo, N Y
February 23, 2026

ACV AUCTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Revenue:
Marketplace and service revenue	$677,964	$572,971	$422,527
Customer assurance revenue	81,642	64,185	58,707
Total revenue	759,606	637,156	481,234
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	288,120	248,210	192,707
Customer assurance cost of revenue (excluding depreciation & amortization)	73,288	56,231	51,747
Operations and technology	182,674	162,700	140,959
Selling, general, and administrative	234,991	217,435	166,510
Depreciation and amortization	43,724	36,685	18,988
Total operating expenses	822,797	721,261	570,911
Loss from operations	(63,191)	(84,105)	(89,677)
Other (expense) income:
Interest income	8,008	9,337	16,507
Interest expense	(9,620)	(4,244)	(1,565)
Total other (expense) income	(1,612)	5,093	14,942
Loss before income taxes	(64,803)	(79,012)	(74,735)
Provision for income taxes	1,338	688	526
Net loss	$(66,141)	$(79,700)	$(75,261)
Weighted-average shares - basic and diluted	170,584	164,851	159,953
Net loss per share - basic and diluted	$(0.39)	$(0.48)	$(0.47)
The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year ended December 31,
	2025	2024	2023
Net loss	$(66,141)	$(79,700)	$(75,261)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities	68	660	1,737
Foreign currency translation gain (loss)	4,010	(1,871)	509
Comprehensive loss	$(62,063)	$(80,911)	$(73,015)
The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$271,497	$224,065
Marketable securities	—	46,036
Trade receivables (net of allowance of $3,829 and $6,372)	197,225	168,770
Finance receivables (net of allowance of $29,026 and $4,191)	180,486	139,045
Other current assets	24,295	15,281
Total current assets	673,503	593,197
Property and equipment (net of accumulated depreciation of $6,589 and $5,227)	12,852	7,625
Goodwill	183,725	180,478
Acquired intangible assets (net of amortization of $40,202 and $28,972)	81,024	90,816
Internal-use software costs (net of amortization of $67,874 and $38,499)	81,964	68,571
Other assets	52,543	43,462
Total assets	$1,085,611	$984,149
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$390,830	$345,605
Accrued payroll	9,308	16,725
Accrued other liabilities	20,711	18,836
Total current liabilities	420,849	381,166
Long-term debt	190,000	123,000
Other long-term liabilities	45,079	39,979
Total liabilities	655,928	544,145
Commitments and Contingencies (Note 8)
Stockholders' Equity:
Preferred stock; $0.001 par value; 20,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock; $0.001 par value; 2,000,000 shares authorized; 173,179 and 168,029 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	173	168
Common stock - Class B; $0.001 par value; 0 and 160,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 0 and 0 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	996,628	944,891
Accumulated deficit	(568,456)	(502,315)
Accumulated other comprehensive income (loss)	1,338	(2,740)
Total stockholders' equity	429,683	440,004
Total liabilities and stockholders' equity	$1,085,611	$984,149
The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock(1)		Common Class B		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (Income)	Total
	Shares	Par Value	Shares	Par Value
Balance, January 1, 2023	121,214	$121	37,242	$37	$836,695	$(347,354)	$(3,775)	$485,724
Conversion of Class B common stock to Class A common stock	14,349	14	(14,349)	(14)	—	—	—	—
Net loss	—	—	—	—	—	(75,261)	—	(75,261)
Other comprehensive loss	—	—	—	—	—	—	2,246	2,246
Stock-based compensation	—	—	—	—	52,512	—	—	52,512
Exercise of common stock options	1,370	2	—	—	4,265	—	—	4,267
Vested restricted stock units	1,408	2	313	—	(16,024)	—	—	(16,022)
Issuance of shares for employee stock purchase plan	296	—	—	—	3,062	—	—	3,062
Balance, December 31, 2023	138,637	$139	23,205	$23	$880,510	$(422,615)	$(1,529)	$456,528
Conversion of Class B common stock to Class A common stock	24,088	24	(24,088)	(24)	—	—	—	—
Net loss	—	—	—	—	—	(79,700)	—	(79,700)
Other comprehensive income	—	—	—	—	—	—	(1,211)	(1,211)
Stock-based compensation	—	—	—	—	69,616	—	—	69,616
Exercise of common stock options	1,759	2	631	1	9,433	—	—	9,436
Vested restricted stock units	1,865	2	252	—	(27,133)	—	—	(27,131)
Issuance of shares for employee stock purchase plan	266	—	—	—	3,910	—	—	3,910
Issuance of shares for acquisitions	1,413	1	—	—	8,555	—	—	8,556
Balance, December 31, 2024	168,028	$168	—	$—	$944,891	$(502,315)	$(2,740)	$440,004
Net loss	—	—	—	—	—	(66,141)	—	(66,141)
Other comprehensive loss	—	—	—	—	—	—	4,078	4,078
Stock-based compensation	—	—	—	—	72,503	—	—	72,503
Exercise of common stock options	2,187	2	—	—	1,439	—	—	1,441
Vested restricted stock units	2,460	2	—	—	(26,870)	—	—	(26,868)
Issuance of shares for employee stock purchase plan	504	1	—	—	4,665	—	—	4,666
Balance, December 31, 2025	173,179	$173	—	$—	$996,628	$(568,456)	$1,338	$429,683
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

ACV AUCTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net loss	$(66,141)	$(79,700)	$(75,261)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	43,743	36,808	19,285
Stock-based compensation expense, net of amounts capitalized	56,862	68,010	49,648
Provision for bad debt	34,050	9,989	10,923
Other non-cash, net	3,542	741	(1,464)
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Trade receivables	(31,022)	17,466	14,406
Other operating assets	(10,541)	(424)	(310)
Accounts payable	46,823	16,167	(34,612)
Other operating liabilities	916	(3,660)	(500)
Net cash provided by (used in) operating activities	78,232	65,397	(17,885)
Cash Flows from Investing Activities
Net increase in finance receivables	(75,799)	(22,005)	(45,273)
Purchases of property and equipment	(9,098)	(4,539)	(2,330)
Proceeds from sale of real estate	—	14,083	—
Capitalization of software costs	(35,555)	(29,702)	(25,840)
Purchases of marketable securities	(28,921)	(35,979)	(146,032)
Maturities and redemptions of marketable securities	26,388	88,664	135,724
Sales of marketable securities	48,934	130,090	2,402
Acquisition of businesses (net of cash acquired)	—	(156,475)	(29,623)
Net cash used in investing activities	(74,051)	(15,863)	(110,972)
Cash Flows from Financing Activities
Proceeds from long term debt	423,500	491,500	420,000
Payments towards long term debt	(356,500)	(483,500)	(380,500)
Proceeds from exercise of stock options	1,441	9,436	4,265
Payments for debt issuance and other financing costs	(3,265)	(2,023)	—
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(26,868)	(27,131)	(16,025)
Proceeds from employee stock purchase plan	4,666	3,910	3,062
Other financing activities	—	(66)	(169)
Net cash provided by (used in) financing activities	42,974	(7,874)	30,633
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	277	(166)	43
Net increase (decrease) in cash, cash equivalents, and restricted cash	47,432	41,494	(98,181)
Cash, cash equivalents, and restricted cash, beginning of period	224,065	182,571	280,752
Cash, cash equivalents, and restricted cash, end of period	$271,497	$224,065	$182,571
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest expense	$7,863	$3,050	$989
Income taxes	$764	$769	$715
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$7,602	$5,516	$3,383
The accompanying notes are an integral part of these consolidated financial statements.

ACV AUCTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Business and Summary of Significant Accounting Policies

Nature of Business – ACV Auctions Inc. (the "Company" or "ACV") operates in one industry segment, providing a wholesale auction marketplace to facilitate business-to-business used vehicle sales between a selling dealership (“Seller”) and a buying dealership (“Buyer”). The Marketplace encompasses the digital marketplaces, remarketing centers, data services, and data and technology.
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
Basis of Preparation – The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
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
Cash and Cash Equivalents – The Company considers all highly liquid instruments originally purchased with a maturity of three months or less to be cash equivalents. Included within Cash and cash equivalents on the Consolidated Balance Sheets are restricted cash balances which were not material at December 31, 2025 and December 31, 2024.
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

Property and Equipment, net – Property and equipment is stated at cost, net of accumulated depreciation. Improvements are generally capitalized. The costs of maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the approximate economic useful lives of the assets. Depreciation of the cost of improvements to leased properties is made using the straight-line method based on the shorter of the estimated useful life of the improvement or applicable lease period. The estimated useful lives of the Company's property and equipment are generally as follows:

Computer equipment	2-3 years
Auction and inspection equipment	2-5 years
Furniture and fixtures	5-7 years
Vehicles	5 years
Leasehold improvements	Lesser of economic life or lease term
Internal-Use Software Costs, net – The Company capitalizes its internal-use software costs during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. This software is amortized, once it is placed into service, on a straight-line basis over its estimated useful life which is generally three years. The Company evaluates the useful lives of these assets on an annual basis, or more frequently when warranted.
Leases – The Company determines if an arrangement is a lease at inception. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and related lease liabilities related to operating leases with a term greater than twelve months are included in Other assets and Other long-term liabilities, respectively, in the Company's Consolidated Balance Sheets. The portions of such lease liabilities due within one year are included in Accrued other liabilities in the Company’s Consolidated Balance Sheets. The Company has elected to account for operating leases with a term less than twelve months to be expensed as incurred. Short-term operating lease expenses were not material for the years ended December 31, 2025, 2024, and 2023.
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
The Company evaluates goodwill for impairment annually as one singular reporting unit on October 1 or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company’s policy is to first perform a qualitative assessment to determine whether it was more likely than not that the reporting unit's carrying value is less than its fair value, indicating the potential for goodwill impairment. If the reporting unit fails the qualitative test, then the Company proceeds with a quantitative test. The Company then determines whether the reporting unit fair value is less than its carrying amount and, if it is, the Company recognizes a goodwill impairment equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying amount of goodwill. The Company did not identify any impairment of its goodwill for the years ended December 31, 2025, 2024, and 2023.
Impairment of Long-Lived Assets – The Company periodically reviews long-lived assets, which consist of its property and equipment, internal-use software and other finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may be impaired or the estimated useful lives are no longer appropriate. If indicators of impairment exist and the undiscounted projected cash flows associated with such assets are less than the carrying amount of the asset group and the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. The Company did not identify any material impairment losses related to the Company's long-lived assets during the years ended December 31, 2025, 2024, and 2023.
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
Also included in selling, general and administrative are advertising and marketing costs to promote the Company's services, which are expensed as incurred. Advertising and marketing expenses were $6.2 million, $5.8 million, and $4.6 million for the years ended December 31, 2025, 2024 and 2023 respectively.
Depreciation and amortization – Depreciation and amortization expense consists of depreciation of fixed assets and amortization of acquired intangible assets and internal-use software. Amortization of implementation costs for hosted software arrangements is included within Operations and technology and Selling, general, and administrative, as applicable, consistent with the classification of the related hosted software fees.
Stock-Based Compensation – The Company uses the fair value recognition provisions of ASC 718, Compensation – Stock Compensation. The Company's most recent issuance of stock options occurred during 2021. The estimated fair value of each Common Stock option award or employee stock purchase right was calculated on the date of grant using the Black-Scholes option pricing model. Application of the Black-Scholes option pricing model requires significant judgment, and involves the use of subjective assumptions including:
Expected Term — The expected term represents the period that the stock-based awards were expected to be outstanding. As the Company did not have sufficient historical experience at the time of grant, for determining the expected term of the stock option awards granted, the simplified method was used to determine the expected term for awards issued to employees. With respect to employee stock purchase rights, the Company used a term assumption consistent with the purchase period.
Risk-Free Interest Rate — The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the date of grant for zero-coupon U.S. Treasury constant maturity notes with terms approximately equal to the stock-based awards’ or employee stock purchase rights' expected term.
Expected Volatility — Expected volatility was estimated based upon the historical volatility of the daily closing prices of the Company's Common stock, which is traded publicly on the New York Stock Exchange, over periods that correlate with the expected terms of the awards granted.
Dividend Rate — The expected dividend rate was zero as the Company has not paid and does not anticipate paying any dividends in the foreseeable future.
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
Subsequent to the IPO, the fair value of the underlying common stock was determined by the closing price, on the date of grant, of the Company's Common stock.
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
The fair value of restricted stock units are determined based on the closing price of the Company’s Common stock on the grant date. The awards and units vest over time and compensation expense is recognized based on their grant fair value ratably over the requisite service period. For market-based performance share units, the Company estimates the fair value at the date of grant using a Monte Carlo valuation methodology and recognize as expense those fair values over the requisite service period. The Monte Carlo methodology estimates the fair value of market-based performance share units at the date of grant and incorporates into the valuation the possibility that the market condition may not be satisfied. Provided that the requisite service is rendered, the total fair value of the market-based performance share units at the date of grant must be recognized as compensation expense even if the market condition is not achieved.
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
The Company’s management evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the tax position. Management has analyzed the Company’s tax positions and has concluded that as of

December 31, 2025, there are no uncertain positions taken or expected to be taken that would require recognition or disclosure in the consolidated financial statements. Under the Company’s policy, interest and penalties would be expensed as incurred and reported within the Other income (expense) section of the Consolidated Statements of Operations.
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
The Company retrospectively adopted the ASU effective December 31, 2025 and new disclosure requirements are included in Note 15 Income Taxes. While the standard requires additional disclosures, the standard did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

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
Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05)
This update provides a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of an asset when developing reasonable and supportable forecasts as part of estimating expected credit losses.
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
Due to the nature of the Company's business, substantially all revenue is earned and trade and finance receivables are due from dealerships and commercial partners. No individual customer accounted for more than 10% of revenue for the years ended December 31, 2025, 2024, and 2023. No individual customer accounted for more than 10% of accounts receivable at December 31, 2025 and 2024.

3.    Financial Instruments
The Company did not have any available-for-sale marketable securities as of December 31, 2025.
The following is a summary of available-for-sale marketable securities as of December 31, 2024 (in thousands):

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
The Company did not believe that any unrealized losses are attributable to credit-related factors based on its evaluation of available evidence. To determine whether a decline in value was related to credit loss, the Company evaluated, among other factors: the extent to which the fair value was less than the amortized cost basis, changes to the rating of the security by a rating agency and any adverse conditions specifically related to an issuer of a security or its industry. As of December 31, 2024 the Company did not intend to sell the instruments and it was not more likely than not that the Company would be required to sell the investments before recovery of their amortized cost bases, which may be maturity. Unrealized gains and losses on marketable securities are presented net of tax.
4.    Fair Value Measurement
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,140	$—	$—	$85,140
Total financial assets	$85,140	$—	$—	$85,140

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$69,475	$—	$—	$69,475
Marketable securities:
Corporate securities	—	42,943	—	42,943
U.S. treasury and agency securities	—	3,093	—	3,093
Total financial assets	$69,475	$46,036	$—	$115,511
The Company classifies its highly liquid money market funds and U.S treasury securities within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company classifies its corporate bonds and U.S. agency securities within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily available pricing sources for the identical underlying security which may not be actively traded.

5.    Accounts Receivables & Allowance for Doubtful Receivables
The Company maintains an allowance for doubtful receivables that, in management’s judgment, reflects expected credit losses in the portfolio. A provision for doubtful receivables is recorded to adjust the level of the allowance as deemed necessary by management.
Changes in the allowance for doubtful trade receivables for the year ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Beginning balance	$6,372	$2,868	$4,860
Provision for bad debt	2,741	5,666	6,637
Net write-offs
Write-offs	(5,650)	(3,533)	(14,125)
Recoveries	366	1,371	5,496
Net write-offs	(5,284)	(2,162)	(8,629)
Ending balance	$3,829	$6,372	$2,868
Changes in the allowance for doubtful finance receivables for the year ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Beginning balance	$4,191	$3,428	$2,275
Provision for bad debt	31,309	4,323	4,286
Net write-offs
Write-offs	(6,717)	(4,118)	(4,053)
Recoveries	243	558	920
Net write-offs	(6,474)	(3,560)	(3,133)
Ending balance	$29,026	$4,191	$3,428
On September 10, 2025, Tricolor Holdings, LLC, and certain of its affiliates (collectively, "Tricolor") filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code with the United States Bankruptcy court for the Northern District of Texas. Floorplan loans to Tricolor accounted for approximately $18.7 million of the Company's finance receivables as of December 31, 2025. There are allegations against Tricolor of significant fraud that are being investigated by Federal authorities. The Company is participating as a creditor in the bankruptcy proceedings, seeking to maximize the recovery of the outstanding finance receivables. However, the ultimate outcome of these collection efforts is uncertain at this time.
In regards to the collectability of the Company's finance receivables, in the year ended December 31, 2025, the Company recorded a provision for credit losses of $18.7 million on finance receivables due from Tricolor. The loss was recorded in selling, general, and administrative expenses within the Consolidated Statement of Operations.
In addition to the provision recorded related to the previously described Tricolor bankruptcy, the Company recorded an increase in the allowance for doubtful finance receivables during 2025 primarily due to reserves on specific borrowers exhibiting signs of stress and to a lesser degree, due to deterioration in collection experience on the Company's broader finance receivable portfolio.

6.    Property and Equipment, net
Property and equipment, net consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Computer equipment	$4,339	$4,089
Auction and inspection equipment	6,006	3,161
Furniture and fixtures	1,760	1,743
Leasehold improvements	4,826	1,610
Vehicles	2,510	2,249
Property and equipment, gross	19,441	12,852
Less accumulated depreciation	(6,589)	(5,227)
Property and equipment, net	$12,852	$7,625
Depreciation expense for the year ended December 31, 2025, 2024 and 2023 totaled $3.9 million, $3.5 million and $3.4 million, respectively.
7.    Internal-Use Software Costs, net
Internal-use software costs, net consisted of the following for the year ended December 31, 2025 (in thousands):

	December 31, 2025
	Weighted average remaining amortization period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-Use Software - In-service	1.8	$110,670	$(67,874)	$42,796
Internal-Use Software - Work in Progress	N/A	39,168	—	39,168
Total Internal-Use Software		$149,838	$(67,874)	$81,964
Internal-use software costs, net consisted of the following for the year ended December 31, 2024 (in thousands):

	December 31, 2024
	Weighted average remaining amortization period (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Internal-Use Software - In-service	2.0	$82,075	$(38,499)	$43,576
Internal-Use Software - Work in Progress	N/A	24,995	—	24,995
Total Internal-Use Software		$107,070	$(38,499)	$68,571
Amortization expense for the years ended December 31, 2025, 2024 and 2023, totaled $29.2 million, $21.5 million and $10.1 million, respectively.

Estimated amortization expense on existing internal-use software costs for the next three years is as follows (in thousands):

Year ended December 31,
2026	$25,632
2027	13,414
2028	3,750
Total	$42,796
8.    Guarantees, Commitments and Contingencies
The Company provides certain guarantees to Sellers in the Marketplace in the ordinary course of business, which are accounted for under ASC 460 as a general guarantee.
Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the Marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers pay a fee in exchange for this guarantee. Such guarantees provide Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. These guarantees provide the Company with the right to retain proceeds from the subsequent liquidation of vehicles covered under the guarantee. The guarantees are typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. Vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was approximately $193.2 million and approximately $161.7 million at December 31, 2025 and 2024, respectively. The carrying amount of the liability presented on the Consolidated Balance Sheets was $2.1 million and $1.4 million at December 31, 2025 and 2024, respectively.
Other Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the Marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at December 31, 2025 and 2024.
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
ACV was a member of a class action lawsuit which sought damages from one of the Company's data services vendors. During September 2025, ACV was awarded a total of $7.9 million from the settlement of this class action lawsuit. Of this total settlement, $7.6 million is included as a reduction in marketplace and service cost of revenue in the Consolidated Statements of Operations for the year ended December 31, 2025. Based on the payment terms provided in the settlement, $0.8 million is included in other current assets and $1.5 million is included in other assets in the Consolidated Balance Sheet at December 31, 2025.
9.    Borrowings
2021 Revolver
On August 24, 2021, ACV entered into a revolving credit facility (the “2021 Revolver”). The 2021 Revolver was established to provide general financing to the Company and is secured by substantially all of the Company’s assets except for certain finance receivables. As of December 31, 2025, the maximum borrowing capacity under the 2021 Revolver is $250.0 million and includes a sub facility that provides for the issuance of letters of credit up to $20.0 million outstanding at any time. Through June 26, 2025, the interest rate on the 2021 Revolver was, at the Company’s option, either (a) the Secured Overnight Financing Rate (“SOFR”) (or a replacement rate established in accordance with the terms of the credit agreement for the 2021 Revolver) subject to a 0.00% SOFR floor, plus a margin of 2.75% per annum plus an additional credit spread adjustment of 0.11% for daily and one-month terms, 0.26% for three-month terms and 0.43% for six-month terms or (b) the Alternate Base Rate plus a margin of 1.75% per annum. The Alternate Base Rate was defined as the highest of (a) the Wall Street Journal prime rate, (b) the NYFRB rate plus 0.5% and (c) 1.00% plus the adjusted SOFR rate for a one-month interest period.
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
As of December 31, 2025 and December 31, 2024, outstanding borrowings under the 2021 Revolver were $70.0 million and $56.5 million, respectively, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.1 million and $3.3 million, respectively, decreasing the availability under the 2021 Revolver by a corresponding amount. As of December 31, 2025, the interest rate on the outstanding borrowing was 8.50%.
Warehouse Facility
On June 20, 2024, ACV Capital Funding II LLC entered into a revolving credit and security agreement, providing for a revolving warehouse facility (the "Warehouse Facility"). As a result of the amendment discussed below, the maximum borrowing principal amount of the Warehouse Facility at December 31, 2025 is $200.0 million. The Warehouse Facility was established to provide liquidity to fund new originations of auto floorplan loans by ACV Capital. The facility is secured by all assets of ACV Capital Funding II LLC, including the auto floorplan loans owned by it. The revolving feature on the facility, as amended, ends on December 10, 2027. The facility matures twelve months later, unless sooner terminated or extended in accordance with its terms.
Prior to the amendment discussed below, advances under the Warehouse Facility funded by asset-backed commercial paper conduit through the issuance of commercial paper notes will bear interest generally at a rate equivalent to the weighted average annual rate of all commercial paper notes issued by the commercial paper conduit to fund its advances, plus a margin of 3.00%. Advances funded by lenders that are not commercial paper conduits, or by commercial paper conduits funded through means other than the issuance of commercial paper notes, will bear interest generally at a rate equal to (i) Term SOFR for a period of one-month (subject to a 0.00% floor), plus 0.11448% or, in certain circumstances, the Alternate Base Rate, plus (ii) a margin of 3.00%. The Alternate Base Rate is the highest of (a) the prime rate quoted in the Wall Street Journal, (b) the NYFRB rate plus 0.50% and (c)(i) 1.00% plus (ii) the Term SOFR rate for a one-month interest period. The interest rate may be increased under certain circumstances, including upon the occurrence of an early amortization event or event of default under the warehouse documentation. ACV Capital Funding II LLC must also pay upfront any unused fees in connection with the facility.
On December 12, 2025, the Company entered into an amendment (the “Warehouse Facility Amendment”) to the Warehouse Facility. The Warehouse Facility Amendment modifies the credit agreement (i) to increase the committed amount of the revolving credit facility from $125.0 million to $200.0 million, (ii) to extend the scheduled commitment termination date from June 20, 2026 to December 10, 2027, and (iii) to make certain changes to the definitions of Concentration Limits, Eligible Dealers and Eligible Vehicles, as more particularly described in the Credit Agreement. In connection with the Warehouse Facility Amendment, the applicable margin used in calculating the interest rate applicable to loans under the Credit Agreement has been reduced by 0.25% to 2.75%.

As of December 31, 2025 and December 31, 2024, borrowings under the Warehouse Facility were $120.0 million and $66.5 million, respectively. As of December 31, 2025, the interest rate on the outstanding borrowing was 6.71%.
As of December 31, 2025, the Company was in compliance with all of its financial covenants and non-financial covenants.
10.    Leases
The Company leases office space under operating leases expiring at various dates through 2039. For the years ended December 31, 2025, 2024 and 2023, the Company incurred operating lease costs of $8.3 million, $7.3 million, and $2.5 million, respectively. For operating leases, the weighted-average remaining term is 8.5, 10.4, and 12.3 years with weighted-average discount rates of approximately 10%, 10%, and 10% for the years ended December 31, 2025, 2024, and 2023, respectively.
Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

2026	$9,389
2027	9,332
2028	9,105
2029	8,645
2030	8,179
Thereafter	24,950
Total lease payments	69,600
Less imputed interest	(22,596)
Total	$47,004
The following amounts relate to operating leases that were recorded on the Company's Consolidated Balance Sheets at December 31, 2025 and 2024 (in thousands):

	2025	2024
Operating lease right of use assets:
Other assets	$46,405	$41,354
Operating lease liabilities:
Accrued other liabilities	5,232	3,790
Other long-term liabilities	41,772	37,296
The Company recorded right of use assets, in exchange for new lease liabilities, of $9.8 million, $25.9 million, and $15.3 million during the years ended December 31, 2025, 2024, and 2023, respectively.
11.    Stockholders' Equity
Common Stock
On March 11, 2021, the Board of Directors and the stockholders of the Company approved an amended and restated certificate of incorporation that implemented a dual class common stock structure where all existing shares of common stock converted to Class B common stock and a new class of common stock, Class A common stock, became authorized. The amended and restated certificate of incorporation became effective immediately prior to the closing of the IPO on March 26, 2021. The authorized share capital of Class A common stock of the Company is 2,000,000 and the authorized share capital for Class B common stock is 160,000. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A and Class B common stock have the same rights and privileges and rank equally, share ratably, and are identical in all respects for all matters except for the voting, conversion, and transfer rights. Holders of the Company's common stock are entitled to receive dividends as may be declared by the Company's Board of Directors. No cash dividends had been declared or paid during the years ended December 31, 2025 and 2024. The Class B common stock converts to Class A common stock at any time at the option of the holder. During the year ended December 31, 2024, 24,088,310 Class B common stock converted to an equal number of Class A common stock.
During the fourth quarter of 2024, the number of outstanding shares of our Class B common stock declined such that the total number of outstanding shares of our Class B common stock represented less than 5% of the aggregate number of outstanding shares of our Class A common stock and our Class B common stock. Under the terms of our amended and restated certificate of incorporation, our Class B common stock automatically converted to Class A common stock effective as of December 31, 2024. This resulted in 3,550,142 shares of Class A common stock being issued on December 31, 2024 with the related shares of Class B common stock being cancelled. Such conversion is included in Conversion of Class B common stock to Class A common stock on the Consolidated Statement of Changes in Stockholders' Equity.
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
12.    Revenue
The following table summarizes the primary components of Marketplace and service revenue. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	2025	2024	2023
Auction marketplace revenue	$347,642	$303,037	$210,930
Other marketplace revenue	295,804	236,672	179,002
Data services revenue	34,518	33,262	32,595
Marketplace and service revenue	$677,964	$572,971	$422,527
Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $5.6 million and $4.5 million of contract liabilities included in Accrued other liabilities on the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, respectively. Revenue recognized for the year ended December 31, 2025 from amounts included in deferred revenue as of December 31, 2024 was $4.5 million. All the remaining performance obligations for contracts are expected to be recognized within one year.
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
Common stock options generally vest and become exercisable over a four-year service period with 25% vesting one year from the date of grant or service-inception date and ratably vesting monthly over the remaining three-year period. RSUs generally vest and become exercisable over a three- or four-year service period. There were 33.1 million shares available for future grants under the 2021 Plan at December 31, 2025.
Effective March 23, 2021, the Company adopted the ACV Auctions Inc. 2021 Employee Stock Purchase Plan (the "ESPP"), which became effective on the date of the underwriting agreement related to the IPO, and was subsequently amended and restated as of May 22, 2025. The ESPP authorizes the issuance of shares of the Company's Common stock pursuant to purchase rights granted to employees ("employee stock purchase rights"). As of December 31, 2025, 6.3 million shares of the Company's Common stock have been reserved for future issuance under the ESPP. The price at which Common stock is purchased under the ESPP is equal to 85% of the fair market value of the Company's Common stock on the first or last day of the offering period, whichever is lower. During the year ended December 31, 2025, 504,327 shares were issued under the ESPP. As of December 31, 2025, unrecognized compensation expense related to the ESPP was $0.9 million and is expected to be recognized over the remaining term of the current offering period.
During the second quarter of 2024, the Company's Board of Directors approved long-term incentive awards to certain of the Company's executive officers comprised of performance share units (“PSUs”), which may only be settled in shares of the Company’s Common stock. The PSUs are subject to both service-based vesting conditions and a requirement that the average closing price of the Company’s Common stock, as measured over a period of 30 trading days commencing at the grant date and ending July 1, 2027, equal or exceed a designated level (the “Stock Price Condition”). The PSUs will vest in one-third installments on each of July 1, 2025, 2026 and 2027, provided that the Stock Price Condition has been satisfied prior to the relevant date. If the Stock Price Condition has not yet been satisfied prior to the relevant date, then the PSUs that otherwise would have vested on such date will remain unvested unless and until the Stock Price Condition has been satisfied. If the Stock Price Condition has not been satisfied by July 1, 2027, then the PSUs will be forfeited on that date. In each circumstance, vesting is subject to the executive’s continued service with the Company until the time of vesting.
During the second quarter of 2025, the Company's Board of Directors approved long-term incentive awards to certain of the Company's executive officers comprised of PSUs, which may only be settled in shares of the Company’s Common stock. The PSUs are subject to both service-based vesting conditions and a requirement that the relative total shareholder return ("rTSR") of the Company's Common stock, measured against the Russell 2000, achieve at least the 25th percentile, at which point 50% of the award is earned, with a maximum earning potential of 200% if the 75th percentile or above is achieved (the “rTSR Condition”). The rTSR Condition is measured over a two-year performance period ending on December 31, 2026. The rTSR Condition earning potential is capped at 100% if the Company’s stock price is lower at the end of the performance period than at the beginning of such period. If the rTSR Condition is met at the end of the performance period, 50% of the award will vest in the first quarter of 2027, with the remaining 50% of the award vesting in the first quarter of 2028. In each circumstance, vesting is subject to the executive’s continued service with the Company until the time of vesting.
The following table summarizes the stock option activity for the year ended December 31, 2025 (in thousands, except for per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2024	3,882	$1.55	$77,824	3.21
Exercised	(2,187)	0.67
Forfeited	(1)	5.54
Expired	(18)	5.22
Outstanding, December 31, 2025	1,676	$2.67	$8,975	2.76
Exercisable, December 31, 2025	1,676	$2.67	$8,975	2.76
Stock options exercised during the years ended December 31, 2024 and 2023 were 2.4 million and 1.4 million, respectively.

The following table summarizes the RSU activity for the year ended December 31, 2025 (in thousands, except for per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2024	8,078	$16.04
Granted	5,719	15.52
Vested	(4,214)	15.34
Forfeited	(869)	15.94
Outstanding, December 31, 2025	8,714	$16.05
The weighted-average grant-date fair value of RSU's granted during the years ended December 31, 2024 and 2023 was $17.56 and $14.04, respectively.
The fair value of stock awards vested and the intrinsic value from the exercise of options for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Fair value of awards vested	$64,643	$58,438	$47,736
Intrinsic value of options exercised	$32,098	$33,651	$15,688
Total stock-based compensation expense recognized for restricted stock units and common stock options has been reported in the Consolidated Statements of Operations as follows (in thousands):

	2025	2024	2023
Marketplace and service cost of revenue (excluding depreciation & amortization)	$1,026	$1,065	$938
Operations and technology	15,355	16,595	10,875
Selling, general, and administrative	40,481	50,350	37,835
Stock-based compensation, net of amount capitalized	56,862	68,010	49,648
Capitalized stock-based compensation	7,602	5,516	3,383
Stock-based compensation expense	$64,464	$73,526	$53,031
The compensation expense related to the unvested portion of restricted stock units was approximately $117.5 million at December 31, 2025. The unvested portion of compensation expense for restricted stock units is expected to be recognized over a weighted-average period of 2.5 years.
14.    Employee Benefit Plan
The Company sponsors a 401(k) Profit Sharing Plan covering eligible employees. The Company may contribute to this plan on a discretionary basis. No discretionary contributions were made during the years ended December 31, 2025, 2024 and 2023.
15.    Income Taxes
The Company’s management evaluates its tax positions to determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits of the tax position. Management has analyzed the Company’s tax positions, and concluded that, as of December 31, 2025 , 2024 and 2023, there are no uncertain tax positions taken or expected to be taken that would require recognition or disclosure in the consolidated financial statements. The Company recorded no material interest expense or penalties in its Consolidated Statements of Operations during the years ended December 31, 2025, 2024 and 2023. The Company believes it is no longer subject to examination by United States federal and state taxing authorities for years prior to December 31,

2022 and December 31, 2021, respectively. The Company believes it is no longer subject to examination by foreign taxing authorities for years prior to December 31, 2021.
The components of loss from continuing operations before income taxes for the years ended December 31, 2025, 2024 and 2023 are summarized below (in thousands):

	2025	2024	2023
Loss before income taxes:
Domestic	$(57,523)	$(64,655)	$(68,000)
Foreign	(7,280)	(14,357)	(6,735)
Total loss before income taxes	$(64,803)	$(79,012)	$(74,735)
The components of income tax expense for the years ended December 31, 2025, 2024 and 2023 are summarized below (in thousands):

	2025	2024	2023
Current expense (benefit):
Federal	$1	$62	$28
Foreign	344	51	244
State	436	463	252
Total current expense	781	576	524
Deferred expense (benefit):
Federal	384	164	201
Foreign	(153)	(265)	(499)
State	326	213	300
Total deferred expense	557	112	2
Total income tax expense	$1,338	$688	$526
The Company’s deferred tax assets and liabilities consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$96,103	$91,471
Excess depreciation and amortization	19,289	15,427
Deferred compensation	6,861	8,058
Lease liability	11,173	9,867
Accruals and reserves	13,637	6,061
Total gross deferred tax asset	147,063	130,884
Less valuation allowance	(129,267)	(116,175)
Total net deferred tax assets, net of allowance	17,796	14,709
Deferred tax liabilities:
Right of use asset	(10,943)	(9,734)
Indefinite lived intangible	(9,283)	(6,977)
Net deferred tax liability	$(2,430)	$(2,002)
The Company measures deferred tax assets and liabilities using enacted tax rates that apply in the year in which the temporary differences are expected to be recovered or paid. A valuation allowance is provided for deferred tax assets (excluding certain deferred tax liabilities related to indefinite lived intangibles) if management believes that it is more likely than not that these items will either expire before the Company is able to realize their benefit or that future realizability is uncertain. The Company recorded valuation allowances of $129.3 million and $116.2 million at

December 31, 2025 and 2024, respectively, against its deferred tax assets due to the uncertainty surrounding the recoverability of such deferred tax assets, which is an increase of $13.1 million and $15.7 million in the total valuation allowance during 2025 and 2024, respectively. In 2024, the Company recognized an income tax benefit of $0.2 million from changes in its valuation allowance for its previously existing deferred tax assets as a result of acquisitions.
A reconciliation of income taxes at the federal statutory rate of 21% to actual income taxes for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year ended December 31, 2025		Year ended December 31, 2024		Year ended December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$(13,609)	21.0%	$(16,592)	21.0%	$(15,694)	21.0%

State and Local Income Taxes, Net of Federal Income Tax Effect*	602	(0.9)%	535	(0.7)%	436	(0.6)%
Foreign Tax Effects
Canada
Research and development tax credits	(848)	1.3%	(359)	0.5%	(521)	0.7%
Other	471	(0.7)%	352	(0.4)%	339	(0.5)%
France
Changes in valuation allowances	1,329	(2.1)%	1,418	(1.8)%	918	(1.2)%
Share-based payment awards	463	(0.7)%	845	(1.1)%	581	(0.8)%
Other	(1,133)	1.7%	(287)	0.4%	(163)	0.2%
Ireland
Changes in valuation allowances	822	(1.3)%	284	(0.4)%	0	—%
Other	504	(0.8)%	439	(0.6)%	0	—%
Other foreign jurisdictions	120	(0.2)%	114	(0.1)%	7	—%
Changes in Valuation Allowances	8,905	(13.7)%	10,998	(13.9)%	11,953	(16.0)%
Nontaxable or Nondeductible Items
Share-based payment awards	(1,527)	2.4%	(6,626)	8.4%	(1,619)	2.2%
Executive compensation disallowance	4,641	(7.2)%	8,828	(11.2)%	4,010	(5.4)%
Other	610	(0.9)%	894	(1.1)%	494	(0.7)%
Other Adjustments	(12)	—%	(155)	0.1%	(215)	0.4%
Effective Income Tax Rate	$1,338	(2.1)%	$688	(0.9)%	$526	(0.7)%
*  The states that contribute to the majority (greater than 50%) of the tax effect in this category include Texas for 2025 and 2024, and Oregon, New York, and Texas for 2023.
For the year ended December 31, 2025, the provision for income taxes includes a non-cash tax charge of approximately $0.7 million relating to changes in the Company's long-term deferred tax liability for indefinite-lived intangibles that are not available to offset certain deferred tax assets in determining changes to the Company's income tax valuation allowance.
At December 31, 2025, the Company had US federal, state, and Foreign net operating loss ("NOL") carryforwards for income tax purposes of approximately $360.9 million, $318.6 million and $22.5 million, respectively. These carryforwards may be used to offset future taxable income, with a portion of the federal carryforwards starting to expire in 2035 and the remainder of the US federal carryforwards and foreign carryforwards available indefinitely. A portion of state carryforwards will expire in 2026 and the remainder expiring in future periods or available indefinitely.
Utilization of the net operating loss and credit carryforwards may be subject to an annual limitation due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions. Any annual limitation may result in the expiration of net operating losses and credits before utilization.

At December 31, 2025, any undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no deferred taxes have been provided thereon.
16.    Acquisitions
The Company completed four business acquisitions during the year ended December 31, 2024, and two business acquisitions during the year ended December 31, 2023. These acquisitions were accounted for using the acquisition method and, accordingly, the results of the acquired businesses have been included in the Company's results of operations from the respective acquisition dates. Goodwill acquired in connection with these acquisitions represents expected synergies from the combined operations, is deductible for tax purposes in the United States, and is amortized on a straight-line basis over 15 years.
Indiana Auto Auction
On June 17, 2024, the Company completed its acquisition of all of the ownership interests of Indiana Auto Auction for total cash consideration of $51.5 million, which included $5.0 million of acquired cash and $14.1 million of acquired real estate. The aggregate purchase price was allocated to $16.2 million of goodwill, $13.9 million of intangible assets, and $21.4 million of net tangible assets assumed. The Company completed a sale of the real estate to a third party on August 6, 2024. Indiana Auto Auction offers wholesale and commercial car auction and reconditioning services and enabled the Company to expand its range of offerings to dealers and commercial partners.
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
166 Auto Auction
On March 8, 2024 the Company completed its acquisition of all of the ownership interests of 166 Auto Auction for total cash consideration of $27.4 million. The aggregate purchase price was allocated to $7.4 million of goodwill, $16.3 million of intangible assets, and of $3.6 million net tangible assets assumed. 166 Auto Auction offers wholesale car auction services and enabled the Company to expand its range of offerings to dealers and commercial partners.
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

The aggregate purchase price for the Alliance Auto Auctions acquisition was allocated to the assets acquired and liabilities assumed as follows (in thousands):

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

17.    Goodwill and Acquired Intangibles
Changes to the carrying amount of goodwill are as follows (in thousands):

	2025	2024
Beginning balance	$180,478	$103,379
Acquisitions	—	77,532
Foreign currency translation	3,247	(746)
Measurement period adjustments	—	313
Ending balance	$183,725	$180,478
Acquired intangible assets, net consisted of the following (in thousands):

		December 31, 2025			December 31, 2024
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Customer relationships	0.5 - 15	$97,904	$(20,995)	$76,909	$97,113	$(11,969)	$85,144
Developed technology	1 - 7	13,454	(11,213)	2,241	12,861	(9,541)	3,320
Other acquired intangibles	0.5 - 5	9,868	(7,994)	1,874	9,814	(7,462)	2,352
Total		$121,226	$(40,202)	$81,024	$119,788	$(28,972)	$90,816
At December 31, 2025, customer relationships, developed technology, and other acquired intangibles had weighted-average remaining useful lives of 9.1 years, 2.5 years, and 3.3 years, respectively. Amortization expense relating to acquired intangible assets was $10.6 million, $11.7 million, and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Estimated amortization expense on acquired intangible assets for the next five years and thereafter is as follows (in thousands):

Year ended December 31,
2026	$10,353
2027	10,215
2028	9,671
2029	8,747
2030	8,198
Thereafter	33,740
Total	$80,924

18.    Net Income (Loss) Per Share
The numerators and denominators of the basic and diluted net income (loss) per share computations for the Company's common stock are calculated as follows (in thousands, except per share data):

	Year ended December 31,
	2025	2024		2023
	Common Stock (1)	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(66,141)	$(72,565)	$(7,135)	$(62,086)	$(13,175)
Denominator:
Weighted-average number of shares of common stock - basic and diluted	170,584	150,092	14,758	131,951	28,002
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.39)	$(0.48)	$(0.48)	$(0.47)	$(0.47)
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
The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because their effect would have been anti-dilutive for the period presented:

	Year ended December 31,
	2025	2024	2023
Unvested RSUs and other awards	1,836	3,521	2,170
Stock options	1,866	4,317	5,409
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

The following is the information used by the CODM in assessing segment performance:

	Year ended December 31,
	2025	2024	2023
Revenue	$759,606	$637,156	$481,234
Less:
Marketplace and service cost of revenue (excluding depreciation & amortization)	288,120	248,210	192,707
Customer assurance cost of revenue (excluding depreciation & amortization)	73,288	56,231	51,747
Marketplace operations	121,558	105,272	88,866
Technology and development	61,116	57,428	52,093
Sales and marketing	102,556	96,849	77,275
General and administrative	132,435	120,586	89,235
Depreciation and amortization	43,724	36,685	18,988
Total operating expenses	822,797	721,261	570,911
Loss from operations	(63,191)	(84,105)	(89,677)
Interest income	8,008	9,337	16,507
Interest expense	(9,620)	(4,244)	(1,565)
Provision for income taxes	1,338	688	526
Segment net loss	$(66,141)	$(79,700)	$(75,261)

For the years ended December 31, 2025, 2024 and 2023, revenue outside of the United States, based on the billing address of the customer, was not material. As of December 31, 2025 and 2024, long-lived assets located outside of the United States were not material.

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
The Company's management, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2025. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2025, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 based on the criteria set forth in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Based on its evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an auditors' report on the effectiveness of the Company's internal control over financial reporting, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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

During the quarter ended December 31, 2025, the following Section 16 officers adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•On December 15, 2025, Michael Waterman, ACV's Chief Sales Officer, adopted a trading plan. Mr. Waterman's trading plan provides for the sale of up to 306,793 shares plus a number of shares to be determined based on net vesting of RSUs. The first trade will not occur until March 16, 2026 at the earliest. Mr. Waterman's trading plan is scheduled to terminate on December 31, 2026.

The Rule 10b5-1 trading arrangements described above were adopted and precleared in accordance with ACV’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC. Other than disclosed above, no other officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the quarter ending December 31, 2025.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days after the end of the Company's fiscal year ended December 31, 2025.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2026 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2026 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2026 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the information set forth in the Company's Proxy Statement relating to the Company's 2026 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)Documents filed as part of this report
(1)All financial statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)
Consolidated Statements of Operations for the Years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Loss for the Years ended December 31, 2025, 2024, and 2023
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements
(2)Financial statement schedules
All financial statement schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.
(3)Exhibits required by Item 601 of Regulation S-K
Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect	10-Q	001-40256	3.1	August 11, 2025
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-40256	3.2	July 29, 2024
4.2	Description of Securities.					X
10.1	Fifth Amended and Restated Investors’ Rights Agreement, dated as of September 2, 2020.	S-1	333-253617	10.1	February 26, 2021
10.2	2015 Long-Term Incentive Plan, as amended March 11, 2021, and forms of agreements thereunder.	S-1/A	333-253617	10.2	March 15, 2021
10.3	2021 Equity Incentive Plan and forms of agreements thereunder.	S-1/A	333-253617	10.3	March 15, 2021
10.4	Form of Performance Stock Unit Agreement pursuant to the ACV auctions Inc. 2021 Equity Incentive Plan	10-Q	001-40256	10.1	May 8, 2024
10.5	Form of Restricted Stock Unit Agreement pursuant to the ACV Auctions Inc. 2021 Equity Incentive Plan	10-Q	001-40256	10.2	May 8, 2024
10.6	Employee Stock Purchase Plan as amended, restated and continued as of May 22, 2025	10-Q	001-40256	10.2	August 11, 2025
10.7	Form of Indemnity Agreement entered into by and between Registrant and each director and executive officer.	S-1/A	333-253617	10.5	March 15, 2021

10.8	Amended and Restated Employment Agreement, dated August 12, 2016, by and between the Registrant and George Chamoun.	S-1	333-253617	10.6	February 26, 2021
10.9	Lease Agreement, dated as of November 30, 2017, by and between the Registrant and 640 Ellicott Street, LLC.	S-1	333-253617	10.7	February 26, 2021
10.1	First Amendment to Lease Agreement, dated as of April 1, 2023, by and between Registrant and 640 Ellicott Street, LLC	10-K	001-40256	10.8	February 21, 2024
10.11	Second Amendment to Lease Agreement, dated as of May 1, 2023, by and between Registrant and 640 Ellicott Street, LLC	10-K	001-40256	10.9	February 21, 2024
10.12	Third Amendment to Lease Agreement, dated as of January 2, 2024, by and between Registrant and 640 Ellicott Street, LLC	10-K	001-40256	10.10	February 21, 2024
10.13	Fourth Amendment to Lease Agreement, dated as of January 31, 2024, by and between Registrant and 640 Ellicott Street, LLC	10-K	001-40256	10.11	February 21, 2024
10.14	Lease Agreement, dated as of September 26, 2019, by and between the Registrant and Innovation Center Annex, LLC.	S-1	333-253617	10.8	February 26, 2021
10.15+	Form of Confirmatory Offer of Employment.	S-1/A	333-253617	10.9	March 15, 2021
10.16+	Performance Bonus Plan.	S-1/A	333-253617	10.10	March 15, 2021
10.17+	Non-Employee Director Compensation Policy.	S-1/A	333-253617	10.11	March 15, 2021
10.18+	Severance and Change in Control Plan.	S-1/A	333-253617	10.12	March 15, 2021
10.19	Revolving Credit Agreement dated as of August 24, 2021 among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	001-40256	10.1	November 10, 2021
10.20	Amendment No. 1, dated June 1, 2023, to Revolving Credit Agreement dated as of August 24, 2021 among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.S., as Administrative Agent	10-Q	001-40256	10.1	August 7, 2023
10.21	Fifth Amendment to Lease Agreement, dated as of March 20, 2024, by and between Registrant and 640 Ellicott Street, LLC	10-Q	001-40256	10.3	May 8, 2024
10.22	Amendment No. 2, dated June 20, 2024, to Revolving Credit Agreement, dated as of August 24, 2021, among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-40256	10.2	August 7, 2024

10.23	Amendment No. 3, dated October 7, 2024, to Revolving Credit Agreement, dated as of August 24, 2021, among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-40256	10.1	October 7, 2024
10.24	Amendment No. 4, dated June 26, 2025, to Revolving Credit Agreement, dated as of August 24, 2021, among ACV Auctions Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent.	8-K	001-40256	10.1	July 1, 2025
10.25	Revolving Credit and Security Agreement, dated as of June 20, 2024, among ACV Capital Funding II LLC, the funding agents and lenders party thereto and Citibank, N.A., as Administrative Agent.	10-Q	001-40256	10.3	August 7, 2024
10.26	First Amendment, dated December 12, 2025, to Revolving Credit and Security Agreement, dated as of June 20, 2024, among ACV Capital Funding II LLC, the funding agents and lenders party thereto and Citibank, N.A., as Administrative Agent.	8-K	001-40256	10.1	December 18, 2025
19.1	Insider Trading policy	10-K	001-40256	19.1	February 19, 2025
19.2	10b5-1 Guidelines	10-K	001-40256	19.2	February 19, 2025
21.1	List of Subsidiaries of the Registrant	10-K	001-40256	21.1	February 19, 2025
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Clawback Policy	10-K	001-40256	97.1	February 21, 2024

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ACV Auctions Inc

Date: February 23, 2026	By:	/s/ George Chamoun
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

Name	Title	Date

/s/ George Chamoun	Chief Executive Officer and Director	February 23, 2026
George Chamoun	(Principal Executive Officer)

/s/ William Zerella	Chief Financial Officer	February 23, 2026
William Zerella	(Principal Financial Officer)

/s/ Andrew Peer	Chief Accounting Officer	February 23, 2026
Andrew Peer	(Principal Accounting Officer)

/s/ Kirsten Castillo	Director	February 23, 2026
Kirsten Castillo

/s/ Robert P. Goodman	Director	February 23, 2026
Robert P. Goodman

/s/ Brian Hirsch	Director	February 23, 2026
Brian Hirsch

/s/ René F. Jones	Director	February 23, 2026
René F. Jones

/s/ Eileen A. Kamerick	Director	February 23, 2026
Eileen A. Kamerick

/s/ Brian Radecki	Director	February 23, 2026
Brian Radecki