Form 10-Q
period 2026-03-31
ACV Auctions Inc.
filed 2026-05-06
CIK 1637873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 30, 2026, there were 174,584,894 shares of the registrant's common stock with a par value of $0.001, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Revenue:
Marketplace and service revenue	$182,210	$165,937
Customer assurance revenue	21,982	16,760
Total revenue	204,192	182,697
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	79,820	69,402
Customer assurance cost of revenue (excluding depreciation & amortization)	18,980	13,977
Operations and technology	46,470	44,190
Selling, general, and administrative	56,238	59,018
Depreciation and amortization	11,920	10,541
Total operating expenses	213,428	197,128
Loss from operations	(9,236)	(14,431)
Other (expense) income:
Interest income	1,694	1,889
Interest expense	(2,820)	(1,910)
Total other (expense) income	(1,126)	(21)
Loss before income taxes	(10,362)	(14,452)
Provision for income taxes	530	365
Net loss	$(10,892)	$(14,817)
Weighted-average shares - basic and diluted	173,356	168,347
Net loss per share - basic and diluted	$(0.06)	$(0.09)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Net loss	$(10,892)	$(14,817)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities	—	81
Foreign currency translation (loss) gain	(1,080)	1,143
Comprehensive loss	$(11,972)	$(13,593)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$340,970	$271,497
Trade receivables (net of allowance of $5,398 and $3,829)	268,867	197,225
Finance receivables (net of allowance of $22,256 and $29,026)	190,432	180,486
Other current assets	24,019	24,295
Total current assets	824,288	673,503
Property and equipment (net of accumulated depreciation of $7,304 and $6,589)	13,654	12,852
Goodwill	183,052	183,725
Acquired intangible assets (net of amortization of $42,642 and $40,202)	78,290	81,024
Capitalized software (net of amortization of $76,085 and $67,874)	84,840	81,964
Other assets	51,257	52,543
Total assets	$1,235,381	$1,085,611
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$526,634	$390,830
Accrued payroll	10,732	9,308
Accrued other liabilities	22,988	20,711
Total current liabilities	560,354	420,849
Long-term debt	200,000	190,000
Other long-term liabilities	44,103	45,079
Total liabilities	804,457	655,928
Commitments and Contingencies (Note 4)
Stockholders' Equity:
Preferred Stock; $0.001 par value; 20,000 shares authorized; 0 and 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common Stock; $0.001 par value; 2,000,000 shares authorized; 174,132 and 173,179 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	174	173
Additional paid-in capital	1,009,840	996,628
Accumulated deficit	(579,348)	(568,456)
Accumulated other comprehensive income	258	1,338
Total stockholders' equity	430,924	429,683
Total liabilities and stockholders' equity	$1,235,381	$1,085,611
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2025	173,179	$173	$996,628	$(568,456)	$1,338	$429,683
Net loss	—	—	—	(10,892)	—	(10,892)
Other comprehensive loss	—	—	—	—	(1,080)	(1,080)
Stock-based compensation	—	—	15,303	—	—	15,303
Exercise of common stock options	476	1	689	—	—	690
Vesting of restricted stock units	477	—	(2,780)	—	—	(2,780)
Balance as of March 31, 2026	174,132	$174	$1,009,840	$(579,348)	$258	$430,924

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2024	168,029	$168	$944,891	$(502,315)	$(2,740)	$440,004
Net loss	—	—	—	(14,817)	—	(14,817)
Other comprehensive income	—	—	—	—	1,224	1,224
Stock-based compensation	—	—	24,585	—	—	24,585
Exercise of common stock options	1,635	2	380	—	—	382
Vesting of restricted stock units	840	1	(11,809)	—	—	(11,808)
Balance as of March 31, 2025	170,504	$171	$958,047	$(517,132)	$(1,516)	$439,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(10,892)	$(14,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,920	10,547
Stock-based compensation expense, net of amounts capitalized	13,464	16,574
Provision for bad debt	5,254	1,603
Other non-cash, net	821	704
Changes in operating assets and liabilities:
Trade receivables	(74,294)	(75,714)
Other operating assets	41	(2,616)
Accounts payable	126,445	122,834
Other operating liabilities	3,751	7,509
Net cash provided by operating activities	76,510	66,624
Cash Flows from Investing Activities
Net increase in finance receivables	(3,363)	(17,276)
Purchases of property and equipment	(1,772)	(1,346)
Capitalization of software costs	(9,663)	(8,731)
Purchases of marketable securities	—	(10,153)
Maturities and redemptions of marketable securities	—	6,638
Net cash used in investing activities	(14,798)	(30,868)
Cash Flows from Financing Activities
Proceeds from long term debt	85,000	100,000
Payments towards long term debt	(75,000)	(56,500)
Proceeds from exercise of stock options	690	382
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(2,780)	(11,808)
Other financing activities	—	(42)
Net cash provided by financing activities	7,910	32,032
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(149)	32
Net increase in cash, cash equivalents, and restricted cash	69,473	67,820
Cash, cash equivalents, and restricted cash, beginning of period	271,497	224,065
Cash, cash equivalents, and restricted cash, end of period	$340,970	$291,885
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$1,839	$1,843
Purchase of property and equipment and internal use software in accounts payable	$1,140	$1,490
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
Customers using the marketplace are licensed automotive dealerships or other commercial automotive enterprises. At the election of the customer purchasing a vehicle, the Company can arrange third-party transportation services for the delivery of the purchased vehicle through its wholly owned subsidiary, ACV Transportation LLC ("ACV Transport"). The Company can also provide the customer financing for the purchased vehicle through its wholly owned subsidiary, ACV Capital LLC (“ACV Capital”). ACV also provides data services that offer insights into the condition and value of used vehicles for transactions both on and off the Company's marketplace, which help dealerships, their end customers, and commercial partners make more informed decisions to transact with confidence and efficiency. Customers using data services are licensed automotive dealerships or other commercial automotive enterprises. Services are primarily provided in the United States and certain data services are also provided internationally. Services are supported by the Company’s operations which are primarily in North America and India.
Basis of Consolidation – The condensed consolidated financial statements include the accounts of ACV Auctions Inc. and all of its controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Basis of Preparation – The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company's financial information. The unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026 (the "Annual Report"). As of March 31, 2026, there have been no material changes in our significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, unless otherwise discussed below.  Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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
The Company’s financial instruments primarily consist of cash and cash equivalents, trade and finance accounts receivable and accounts payable. The carrying values of cash and cash equivalents, trade and finance accounts receivable, and accounts payable approximate fair value due to the short-term nature of those instruments. The carrying values of the Company's revolving credit facility and revolving warehouse facility were determined to approximate their fair values due to their duration and variable interest rates that approximate prevailing interest rates as of each reporting period.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$180,780	$—	$—	$180,780
Total financial assets	$180,780	$—	$—	$180,780

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,140	$—	$—	$85,140
Total financial assets	$85,140	$—	$—	$85,140
The Company classifies its highly liquid money market funds within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.
3.    Accounts Receivables & Allowance for Credit Losses
The Company maintains an allowance for credit losses that, in management’s judgment, reflects expected credit losses in the portfolio. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management.
Changes in the allowance for credit losses related to trade receivables for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Beginning balance	$3,829	$6,372
Provision for credit losses	2,606	881
Net write-offs
Write-offs	(1,048)	(1,928)
Recoveries	11	175
Net write-offs	(1,037)	(1,753)
Ending balance	$5,398	$5,500
Changes in the allowance for credit losses related to finance receivables for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Beginning balance	$29,026	$4,191
Provision for credit losses	2,648	722
Net write-offs
Write-offs	(9,482)	(518)
Recoveries	64	155
Net write-offs	(9,418)	(363)
Ending balance	$22,256	$4,550

On September 10, 2025, Tricolor Holdings, LLC, and certain of its affiliates (collectively, "Tricolor") filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code with the United States Bankruptcy court for the Northern District of Texas. During the quarter ending September 30, 2025, the Company recorded a provision for credit losses for the full amount of the floorplan finance receivables due from Tricolor. Tricolor accounted for $7.6 million of the Company's finance receivable write-offs for the three months ended March 31, 2026.
4.    Guarantees, Commitments and Contingencies
The Company provides certain guarantees to sellers in the marketplace in the ordinary course of business, which are accounted for under ASC 460, Guarantees as a general guarantee.
Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers pay a fee in exchange for this guarantee. Such guarantees provide Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. These guarantees provide the Company with the right to retain proceeds from the subsequent liquidation of vehicles covered under the guarantees. The guarantees are typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. Vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was approximately $350.4 million and approximately $193.2 million at March 31, 2026 and December 31, 2025, respectively. The carrying amount of the liability presented on the Condensed Consolidated Balance Sheets was $2.6 million and $2.1 million at March 31, 2026 and December 31, 2025, respectively.
Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at March 31, 2026 and December 31, 2025.
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
5.    Borrowings
There have been no material changes to the Company’s borrowing arrangements since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Note 9 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for further details regarding our credit facilities and their key terms. As of March 31, 2026, the Company was in compliance with all of its financial covenants and non-financial covenants.
2021 Revolver
As of March 31, 2026 and December 31, 2025, outstanding borrowings under the Company's revolving credit facility (the "2021 Revolver") were $85.0 million and $70.0 million, respectively, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.1 million and $3.1 million, respectively, decreasing the availability under the 2021 Revolver by a corresponding amount. As of March 31, 2026, the interest rate on the outstanding borrowing was 8.50%.
Warehouse Facility
As of March 31, 2026 and December 31, 2025, borrowings under the Company's revolving warehouse facility (the "Warehouse Facility") were $115.0 million and $120.0 million, respectively. As of March 31, 2026, the interest rate on the outstanding borrowing was 6.53%.

6.    Revenue
The following table summarizes the primary components of marketplace and service revenue. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended March 31,
	2026	2025
Auction marketplace revenue	$93,777	$89,984
Other marketplace revenue	80,351	67,675
Data services revenue	8,082	8,278
Marketplace and service revenue	$182,210	$165,937
Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $7.7 million and $5.6 million of contract liabilities included in Accrued other liabilities on the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively. Revenue recognized for the three months ended March 31, 2026 from amounts included in deferred revenue as of December 31, 2025 was $5.6 million. All of the remaining performance obligations for contracts are expected to be recognized within one year.
7.    Stock-Based Compensation
Refer to Note 13 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for further details regarding the Company's equity plans.
The following table summarizes the stock option activity for the three months ended March 31, 2026 (in thousands, except year and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2025	1,676	$2.67	$8,975	2.76
Exercised	(476)	1.46
Forfeited	—	—
Expired	(2)	4.07
Outstanding, March 31, 2026	1,198	$3.15	$2,181	3.07
Exercisable, March 31, 2026	1,198	$3.15	$2,181	3.07

The following table summarizes the RSU activity for the three months ended March 31, 2026 (in thousands, except per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2025	8,714	$16.05
Granted	676	7.92
Vested	(784)	15.57
Forfeited	(140)	15.43
Outstanding, March 31, 2026	8,466	$15.45
The compensation expense related to the unvested portion of restricted stock units was approximately $106.6 million at March 31, 2026. The unvested portion of compensation expense for restricted stock units is expected to be recognized over a weighted-average period of 2.3 years.
8.    Income Taxes
The Company had effective tax rates of approximately (5)% and (3)% for the three months ended March 31, 2026 and 2025, respectively. The principal differences between the federal statutory rate and the effective tax rates are related to state taxes, foreign taxes and credits, and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.
9.    Net Loss Per Share
The numerators and denominators of the basic and diluted net loss per share computations for the Company's common stock are calculated as follows for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(10,892)	$(14,817)
Denominator:
Weighted-average number of shares of common stock - basic and diluted	173,356	168,347
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.06)	$(0.09)
The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the period presented:

	Three months ended March 31,
	2026	2025
Unvested RSUs and other awards	640	2,883
Stock options	774	2,972
10.    Segment Information
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
The following is the information used by the CODM in assessing segment performance:

	Three Months ended March 31,
	2026	2025
Revenue	$204,192	$182,697
Less:
Marketplace and service cost of revenue (excluding depreciation & amortization)	79,820	69,402
Customer assurance cost of revenue (excluding depreciation & amortization)	18,980	13,977
Marketplace operations	30,623	29,612
Technology and development	15,847	14,578
Sales and marketing	25,922	27,737
General and administrative	30,316	31,281
Depreciation and amortization	11,920	10,541
Total operating expenses	213,428	197,128
Loss from operations	(9,236)	(14,431)
Interest income	1,694	1,889
Interest expense	(2,820)	(1,910)
Provision for income taxes	530	365
Segment net loss	$(10,892)	$(14,817)

For the three months ended March 31, 2026 and 2025, revenue outside of the United States, based on the billing address of the customer, was not material. As of March 31, 2026 and December 31, 2025, long-lived assets located outside of the United States were not material.
11.    Subsequent event
On May 5, 2026 the Company's Board of Directors authorized up to $100.0 million for share repurchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to our financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 23, 2026, or the Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our financial condition or results of operations, business strategy and plans and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Form 10-Q. You should review the “Risk Factors” section of our Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

	Three Months ended March 31,
	2026	2025
Marketplace Units	213,492	208,025
Marketplace GMV	$2.7 billion	$2.6 billion
Adjusted EBITDA	$17.1 million	$13.9 million
Marketplace Units
Marketplace Units is a key indicator of our potential for growth in Marketplace GMV and revenue. It demonstrates the overall engagement of our customers and our market share of wholesale transactions in the United States. We define Marketplace Units as the number of vehicles transacted within the applicable period. Marketplace Units transacted includes any vehicle that successfully reaches sold status, even if the auction is subsequently unwound, meaning the buyer or seller does not complete the transaction. These instances were immaterial in the periods presented. Marketplace Units exclude vehicles that were inspected by ACV, but not sold. Marketplace Units have generally increased as we have expanded our territory coverage, added new Marketplace Buyers and Marketplace Sellers and increased our share of wholesale transactions from existing customers. Because we only earn auction and ancillary fees in the case of a successful auction, Marketplace Units remain a critical driver of our revenue growth.
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
Marketplace Sellers
We define Marketplace Sellers as dealers or commercial partners with a unique customer ID that have transacted at least once in the last 12 months as a seller on our marketplace platform. Marketplace Sellers include independent and franchise dealers selling on our marketplace, as well as commercial partners, consisting of commercial leasing companies, rental car companies, banks or other finance companies, who use our marketplace to sell their inventory.
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
Used Car Demand
Our success depends in part on sufficient demand for used vehicles. Since early 2020 demand for cars has outpaced supply, which was impacted by global vehicle production challenges, and during this period, new car supply had a significant impact on the volume of wholesale vehicles available within our marketplace. More recently, new vehicle supply has begun to increase, although still below historical levels. However, this increase in new vehicle supply has been coupled with higher interest rates which has made both new and used vehicles more expensive for retail consumers utilizing financing. Used car demand will be in part dependent on the economic health of the retail consumer and their ability to afford a vehicle purchase, which may be impacted by macroeconomic and geopolitical conditions, including the impact of changes in trade policies.
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
Customer Assurance Revenue
We also generate revenue by providing vehicle condition assurance and price guarantee products to our customers. Our Go Green offering to sellers provides assurance on the condition of certain vehicles sold on the marketplace, which is considered a guarantee under GAAP. This assurance option is only available for Go Green sellers on qualifying vehicles for which we have prepared the vehicle condition report. Our price guarantee products provide sellers with minimum guaranteed sales prices for certain vehicles sold on the marketplace. Customer assurance revenue is measured based upon the fair value of the guarantees that we provide.
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
Customer Assurance Cost of Revenue
Customer assurance cost of revenue consists of the costs related to satisfying claims against the vehicle condition and price guarantees.
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended March 31,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$182,210	89%	$165,937	91%
Customer assurance revenue	21,982	11%	16,760	9%
Total revenue	204,192	100%	182,697	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	79,820	39%	69,402	38%
Customer assurance cost of revenue (excluding depreciation & amortization)	18,980	9%	13,977	8%
Operations and technology (1)(6)	46,470	23%	44,190	24%
Selling, general, and administrative (1) (3) (5) (6)	56,238	28%	59,018	32%
Depreciation and amortization (2) (4)	11,920	6%	10,541	6%
Total operating expenses	213,428		197,128
Loss from operations	(9,236)		(14,431)
Other Income (expense):
Interest income	1,694		1,889
Interest expense	(2,820)		(1,910)
Total other (expense) income	(1,126)		(21)
Loss before income taxes	(10,362)		(14,452)
Provision for (benefit from) income taxes	530		365
Net loss	$(10,892)		$(14,817)

(1) Includes stock-based compensation expense as follows:	Three months ended March 31,
	2026	2025

	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$197	$305
Operations and technology	3,452	4,274
Selling, general, and administrative	9,815	11,995
Stock-based compensation expense	$13,464	$16,574

(2) Includes acquired intangible asset amortization as follows:	Three months ended March 31,
	2026	2025

	(in thousands)
Depreciation and amortization	$2,596	$2,773

(3) Includes litigation-related costs as follows:	Three months ended March 31,
	2026	2025

	(in thousands)
Selling, general, and administrative	$—	$1,100

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended March 31,
	2026	2025

	(in thousands)
Depreciation and amortization	$1,548	$1,463

(5) Includes acquisition-related costs as follows:	Three months ended March 31,
	2026	2025

	(in thousands)
Selling, general, and administrative	$—	$403

(6) Includes other costs as follows:	Three months ended March 31,
	2026	2025

	(in thousands)
Operations and technology	$73	$—
Selling, general, and administrative	537	—
Other costs	$610	$—
Comparison of the three months ended March 31, 2026 and 2025
Revenue
Marketplace and Service Revenue

	Three months ended March 31,		$ Change	% Change
	2026	2025
	(in thousands)
Marketplace and service revenue	$182,210	$165,937	$16,273	10%
The increase was primarily driven by an increase in other marketplace revenue which is earned from providing transportation and financing services. Auction marketplace revenue from our Marketplace Buyers and Marketplace Sellers increased as well. For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, other marketplace revenue increased to $80.4 million from $67.7 million and auction marketplace revenue increased to $93.8 million from $90.0 million. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in the number of units transported. The increase in auction marketplace revenue was primarily volume driven. The volume of Marketplace Units sold on the marketplace platform increased to 213,492 for the three months ended March 31, 2026 from 208,025 for the comparable prior year period which is an indicator of increased overall customer engagement. The wholesale automotive industry continues to transition to digital transactions, with an increasing amount of customers transacting digitally versus at physical auction houses. This industry transition, and our position as a leader in the area of digital wholesale automotive auctions, continues to drive more business to our marketplace platform. The average total revenue per Marketplace Unit increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to higher buyer rates and customers adding more optional ancillary services to the auction such as transportation services and financing services which resulted in increase to both auction marketplace and other marketplace revenue.
Customer Assurance Revenue

	Three months ended March 31,		$ Change	% Change
	2026	2025
	(in thousands)
Customer assurance revenue	$21,982	$16,760	$5,222	31%
The increase was primarily driven by an increase in other customer assurance revenue due to an increase in units sold through our price guarantee sales. Other customer assurance revenue increased to $4.8 million for the three months ended March 31, 2026 from $1.8 million for the three months ended March 31, 2025 due to the aforementioned increase in units sold through the guarantee sales. Go Green assurance revenue also increased, driven by an increase in units that elected the Go Green offering. For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, Go Green assurance revenue increased to $17.2 million from $15.0 million.
Operating Expenses
Marketplace and Service Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2026	2025
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$79,820	$69,402	$10,418	15%
Percentage of revenue	39%	38%
The increase primarily consisted of higher costs related to generating other marketplace revenue. Other marketplace cost of revenues increased to $57.4 million for the three months ended March 31, 2026, compared to $47.7 million for the three months ended March 31, 2025, primarily due to an increase in units transported. For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, total cost attributed to generating auction marketplace revenue increased to $17.8 million from $16.6 million. The increase in auction marketplace cost of revenue is due to increased units sold through our marketplace. For the three months ended March 31, 2026 data services cost of revenue was $4.6 million, compared to $5.1 million in the comparable prior year period. Marketplace and service costs of revenues as a percentage of revenue increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to a decrease in units sold at our physical auction locations which resulted in lower margins on these units. Higher fuel costs associated with transporting vehicles to customers also contributed to the increase.

Customer Assurance Cost of Revenue

	Three months ended March 31,		$ Change	% Change
	2026	2025
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$18,980	$13,977	$5,003	36%
Percentage of revenue	9%	8%
The increase was primarily driven by an increase in other customer assurance cost of revenue due to an increase in units sold through our price guarantee sales. Other customer assurance cost of revenue increased to $4.8 million for the three months ended March 31, 2026, compared to $1.3 million for the three months ended March 31, 2025 due primarily to an increase in costs incurred on the Company's price guarantee sales driven by an increase in units sold through our price guarantee sales in the current year compared to the prior period. Go Green assurance cost of revenue also increased, driven by an increase in the number of arbitration claims due to increased volume of completed auctions where the customer elected the Go Green offering. For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, Go Green assurance cost of revenue increased to $14.1 million from $12.7 million. Customer assurance cost of revenue as a percentage of revenue increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to the higher proportion of units sold through our price guarantee sale during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Units sold through the guarantee sale are generally lower margin than units sold without a guarantee but we believe the guarantee sale units are still accretive to revenue and net income.
Operations and Technology Expenses

	Three months ended March 31,		$ Change	% Change
	2026	2025
	(in thousands)
Operations and technology	$46,470	$44,190	$2,280	5%
Percentage of revenue	23%	24%
The increase was primarily due to higher software and technology costs as we continue to invest in our technology and infrastructure amid ongoing business growth. Software and technology costs increased to $6.8 million from $4.9 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, personnel-related costs decreased to $37.0 million from $37.6 million. Other expenses increased to $2.7 million from $1.7 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Operations and technology expense as a percentage of revenue decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as we continued our efforts to effectively manage costs while growing revenue.
Selling, General, and Administrative Expenses

	Three months ended March 31,		$ Change	% Change
	2026	2025
	(in thousands)
Selling, general, and administrative	$56,238	$59,018	$(2,780)	(5)%
Percentage of revenue	28%	32%
The decrease was primarily due to personnel costs decreasing in the current period. For the three months ended March 31, 2026 compared to the three months ended March 31, 2025, personnel-related costs decreased to $41.9 million from $47.2 million, primarily as a result of lower stock-based compensation. Non-personnel expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025 increased to $14.2 million from $11.6 million primarily due to an increase in bad debt expense. Selling, general, and administrative expenses decreased as a percentage of revenue during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 as we continued our efforts to effectively manage costs while growing revenue.
Depreciation and Amortization

	Three months ended March 31,		$ Change	% Change
	2026	2025
	(in thousands)
Depreciation and amortization	$11,920	$10,541	$1,379	13%
Percentage of revenue	6%	6%
The increase was primarily due to an increase of $1.0 million in amortization of internal-use software costs due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense. Depreciation and amortization as a percentage of revenue remained the same during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2026	2025
Net loss	$(10,892)	$(14,817)
Depreciation and amortization	11,920	10,546
Stock-based compensation	13,464	16,574
Net interest expense	1,126	21
Provision for income taxes	530	365
Acquisition-related costs	—	403
Litigation-related costs (1)	—	1,100
Other	955	(284)
Adjusted EBITDA	$17,103	$13,908

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

The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended March 31,
	2026	2025
Net loss	$(10,892)	$(14,817)
Stock-based compensation	13,464	16,574
Amortization of acquired intangible assets	2,596	2,773
Amortization of capitalized stock based compensation	1,548	1,463
Acquisition-related costs	—	403
Litigation-related costs (1)	—	1,100
Other	610	—
Non-GAAP Net income	$7,326	$7,496

Liquidity and Capital Resources
We have financed operations since our inception primarily through our marketplace revenue, proceeds from sales of equity securities, and debt facilities.
As of March 31, 2026, our principal sources of liquidity were cash and cash equivalents totaling $341.0 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.
As of March 31, 2026, our principal commitments primarily consist of long-term debt and leases for facilities. We have $5.4 million of lease obligations due within a year, and an additional $40.6 million of lease obligations due at various dates through 2039.
In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of March 31, 2026 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.
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

Our Debt Arrangements
2021 Revolver
As of March 31, 2026, $85.0 million was drawn under the 2021 Revolver with an interest rate of 8.50%, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.1 million. As of March 31, 2026, we had unused borrowing capacity of $161.9 million under the 2021 revolver.
Warehouse Facility
As of March 31, 2026 borrowings under the Warehouse Facility were $115.0 million with an interest rate of 6.53%. As of March 31, 2026, we had unused borrowing capacity of $85.0 million under our Warehouse Facility.
We were in compliance with all such applicable covenants as of March 31, 2026, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q.
Cash Flows from Operating, Investing, and Financing Activities
The following table shows a summary of our cash flows for the periods presented:

	Three months ended March 31,
	2026	2025
Net cash provided by operating activities	$76,510	$66,624
Net cash used in investing activities	(14,798)	(30,868)
Net cash provided by financing activities	7,910	32,032
Effect of exchange rate changes	(149)	32
Net increase in cash, cash equivalents, and restricted cash	$69,473	$67,820
Operating Activities
Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for personnel expenses, sales and marketing expenses and overhead expenses.
In the three months ended March 31, 2026 and 2025, net cash provided by operating activities was $76.5 million and $66.6 million, respectively. Net cash provided by operating activities during the three months ended March 31, 2026 and 2025 consisted primarily of cash earnings and an increase in accounts payable to sellers partially offset by an increase in accounts receivable due from buyers. The increase in cash provided by operating activities during the three months ended March 31, 2026 relative to the three months ended March 31, 2025 is primarily due to increased revenues and the timing of collections and disbursements of funds related to auctions completed near period end.
Investing Activities
In the three months ended March 31, 2026 and 2025, net cash used in investing activities was $14.8 million and $30.9 million, respectively. Net cash used in investing activities during the three months ended March 31, 2026 consisted of capitalized software development costs and an increase in finance receivables. Net cash used in investing activities during the three months ended March 31, 2025 was primarily related to the increase in finance receivables, capitalized software development and the net outflows from the purchases/maturities of marketable securities.
The decrease in net cash used in investing activities during the three months ended March 31, 2026 relative to the three months ended March 31, 2025 was primarily driven by a smaller increase in the finance receivables portfolio compared to the prior year.
Financing Activities
In the three months ended March 31, 2026 and 2025, net cash provided by financing activities was $7.9 million and $32.0 million, respectively. Net cash provided by financing activities during the three months ended March 31, 2026 and 2025 relate to proceeds, net of repayments, from long term debt, partially offset by payments of RSU tax withholding in exchange for common shares surrendered by RSU holders.

The decrease in net cash provided by financing activities during the three months ended March 31, 2026 relative to the three months ended March 31, 2025 was primarily the result of decreased net borrowings of long-term debt during the period.
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
Interest Rate Risk
We had cash and cash equivalents of $341.0 million as of March 31, 2026, which consisted of interest-bearing investments with maturities of three months or less and investment grade securities, respectively. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $200.0 million as of March 31, 2026. The interest rate paid on these borrowings is variable, indexed to SOFR. Therefore, increases in interest rates will increase the interest expense on these borrowings. A hypothetical 100 basis point change in interest rates would not result in a material impact on our condensed consolidated financial statements.
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
The Company's management, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2026. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2026, the Company's

Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently subject to any pending or threatened litigation that we believe, if determined adversely to us, would individually, or taken together, reasonably be expected to have a material adverse effect on our business or financial results. The material set forth in Note 4 (pertaining to information regarding legal contingencies) of the Notes of the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
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

During the quarter ended March 31, 2026, the following Section 16 officers adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•On February 25, 2026, Michael Waterman, ACV's Chief Sales Officer, terminated a trading plan. The Plan was originally entered into on December 15, 2025 and contemplated the sale of up to 306,793 shares, plus a number of shares to be determined based on net vesting of RSUs, between March 16, 2025 and December 31, 2026, excluding defined "No Sale" periods. Prior to its termination, the Plan was scheduled to terminate on December 31, 2026. No shares were sold under the Plan prior to termination.

The Rule 10b5-1 trading arrangements described above were terminated, modified, adopted, and pre-cleared in accordance with ACV’s Insider Trading Policy and actual sale transactions made pursuant to any such trading arrangements have been or will be disclosed publicly in past or future Section 16 filings with the SEC. Other than disclosed above, no other officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended March 31, 2026.

On May 4, 2026, The Compensation Committee (the "Committee") of the Board of Directors (the "Board") of ACV Auctions (the "Company") approved, and the Company entered into, severance agreements (each, a "Severance Agreement") with each the Company's Chief Executive Officer and the Company's other executive officers (each, an "Executive" and collectively, the "Executives").
The Severance Agreements replace the existing Severance and Change of Control Plan and Participation Agreements previously entered into between the Company and each Executive. Each Severance Agreement provides that, in the event the Executive's employment is terminated by the Company without Cause or the Chief Executive Officer resigns for Good Reason (each as defined in the Severance Agreement), not in connection with a Change in Control (as defined in the Severance Agreement), the Executive will be entitled to receive the following severance benefits, subject to the Executive's timely execution and non-revocation of a general release of claims in favor of the Company.

•A lump sum cash severance payment equal to (A) 1.5 times (in the case of the Chief Executive Officer) and 1.0 times (in the case of each other Executive) the sum of the Executive's annual base salary and (B) a pro-rated annual bonus for the fiscal year of termination if Executive was employed by Company for more than 182 days in the year termination occurred based on the actual achievement of the applicable performance criteria as measured at the end of such year payable in a lump sum
•Participation in the Company's group health and dental plans on the same terms as active employees (or, if such continuation is not permitted, a monthly cash payment equal to the applicable COBRA premium) for a period of 18 months (in the case of the Chief Executive Officer) or 12 months (in the case of each other Executive) following the date of termination
•Accelerated vesting of each outstanding time-based equity award held by the Executive as of the date of termination that would have vested during the 18-month period (in the case of the Chief Executive Officer) or 12-month period (in the case of each other Executive) immediately following the date of termination

Each Severance Agreement further provides that, in the event the Executive's employment is terminated by the Company without Cause or the Executive resigns for Good Reason during the period beginning three months prior to and ending 12 months following a Change in Control (the "Change in Control Protection Period"), the Executive will be entitled to receive the following enhanced severance benefits, in lieu of the severance benefits described above:

•a lump sum cash severance payment equal to (A) 2.0 times (in the case of the Chief Executive Officer) or 1.5 times (in the case of each other Executive) the sum of the Executive's annual base salary and (B) 1.5 times (in the case of the Chief Executive Officer) or 1.0 times (in the case of each other Executive) the Executive's target annual bonus, in each case as in effect immediately prior to the date of termination (or, if higher, as in effect immediately prior to the Change in Control);
•participation in the Company's group health and dental plans on the same terms as active employees (or, if such continuation is not permitted, a monthly cash payment equal to the applicable COBRA premium) for a period of 24 months (in the case of the Chief Executive Officer) or 18 months (in the case of each other Executive) following the date of termination
•full accelerated vesting of all outstanding time-based equity awards held by the Executive as of the date of termination;
•full accelerated vesting of all outstanding performance-based equity awards held by the Executive as of the date of termination, with performance deemed achieved at the greater of target or actual performance through the most recently completed measurement period.

The severance benefits under each Severance Agreement are subject to the Executive's continued compliance with all applicable restrictive covenants, including confidentiality, non-competition, non-solicitation of employees, and non-solicitation of customers,

The foregoing description of the Severance Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Executive Severance Agreement (CEO-Tier 1) and the form of Executive Severance Agreement (Executive-Tier 2), copies of which are filed as Exhibits 10.1 and 10.2 herein.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.			3.1	August 11, 2025

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40256	3.1	July 29, 2024

10.1	Form of Executive Severance Agreement (CEO-Tier 1)					X

10.2	Form of Executive Severance Agreement (Executive-Tier 2)					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ACV Auctions Inc.

Date: May 6, 2026	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: May 6, 2026	By:	/s/ William Zerella
William Zerella
Chief Financial Officer