Form 10-Q
period 2026-06-30
ACV Auctions Inc.
filed 2026-08-10
CIK 1637873

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 3, 2026, there were 169,807,980 shares of the registrant's common stock with a par value of $0.001, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Marketplace and service revenue	$189,247	$175,995	$371,457	$341,932
Customer assurance revenue	24,694	17,708	46,676	34,468
Total revenue	213,941	193,703	418,133	376,400
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization)	85,504	74,319	165,324	143,721
Customer assurance cost of revenue (excluding depreciation & amortization)	21,722	16,909	40,702	30,886
Operations and technology	46,944	45,801	93,414	89,991
Selling, general, and administrative	53,781	52,972	110,019	111,990
Depreciation and amortization	12,036	10,897	23,956	21,438
Total operating expenses	219,987	200,898	433,415	398,026
Loss from operations	(6,046)	(7,195)	(15,282)	(21,626)
Other (expense) income:
Interest income	1,591	2,152	3,285	4,041
Interest expense	(3,221)	(2,286)	(6,041)	(4,196)
Total other (expense) income	(1,630)	(134)	(2,756)	(155)
Loss before income taxes	(7,676)	(7,329)	(18,038)	(21,781)
Provision for (benefit from) income taxes	551	(31)	1,081	334
Net loss	$(8,227)	$(7,298)	$(19,119)	$(22,115)
Weighted-average shares - basic and diluted	171,038	170,472	172,190	169,415
Net loss per share - basic and diluted	$(0.05)	$(0.04)	$(0.11)	$(0.13)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(8,227)	$(7,298)	$(19,119)	$(22,115)
Other comprehensive loss:
Net unrealized gains on available-for-sale securities	—	46	—	127
Foreign currency translation (loss) gain	(321)	3,121	(1,401)	4,264
Comprehensive loss	$(8,548)	$(4,131)	$(20,520)	$(17,724)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except per share data)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$242,259	$271,497
Trade receivables (net of allowance of $6,128 and $3,828)	216,092	197,225
Finance receivables (net of allowance of $8,513 and $29,026)	191,866	180,486
Other current assets	19,752	24,295
Total current assets	669,969	673,503
Property and equipment (net of accumulated depreciation of $7,855 and $6,589)	14,358	12,852
Goodwill	182,875	183,725
Acquired intangible assets (net of amortization of $45,191 and $40,202)	75,664	81,024
Capitalized software (net of amortization of $84,354 and $67,874)	87,061	81,964
Other assets	49,432	52,543
Total assets	$1,079,359	$1,085,611
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$410,113	$390,830
Accrued payroll	8,841	9,308
Accrued other liabilities	22,669	20,711
Total current liabilities	441,623	420,849
Long-term debt	205,000	190,000
Other long-term liabilities	42,845	45,079
Total liabilities	689,468	655,928
Commitments and Contingencies (Note 4)
Stockholders' Equity:
Preferred Stock; $0.001 par value; 20,000 shares authorized; 0 and 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common Stock; $0.001 par value; 2,000,000 shares authorized; 169,123 and 173,179 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	169	173
Additional paid-in capital	977,360	996,628
Accumulated deficit	(587,575)	(568,456)
Accumulated other comprehensive income	(63)	1,338
Total stockholders' equity	389,891	429,683
Total liabilities and stockholders' equity	$1,079,359	$1,085,611
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2025	173,179	$173	$996,628	$(568,456)	$1,338	$429,683
Net loss	—	—	—	(10,892)	—	(10,892)
Other comprehensive loss	—	—	—	—	(1,080)	(1,080)
Stock-based compensation	—	—	15,303	—	—	15,303
Exercise of common stock options	476	1	689	—	—	690
Vesting of restricted stock units	477	—	(2,780)	—	—	(2,780)
Balance as of March 31, 2026	174,132	$174	$1,009,840	$(579,348)	$258	$430,924
Net loss	—	$—	$—	$(8,227)	$—	$(8,227)
Other comprehensive income (loss)	—	$—	$—	$—	$(321)	$(321)
Repurchase and retirement of Common Stock	(5,993)	$(6)	$(50,190)	$—	$—	$(50,196)
Stock-based compensation	—	$—	$16,505	$—	$—	$16,505
Exercise of common stock options	25	$—	$82	$—	$—	$82
Vested restricted stock units	508	$1	$(1,412)	$—		$(1,411)
Issuance of shares for employee stock purchase plan	451	$—	$2,535	$—	$—	$2,535
Balance as of June 30, 2026	169,123	$169	$977,360	$(587,575)	$(63)	$389,891

	Common Stock				Accumulated Other Comprehensive Loss
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders' Equity
Balance as of December 31, 2024	168,029	$168	$944,891	$(502,315)	$(2,740)	$440,004
Net loss	—	—	—	(14,817)	—	(14,817)
Other comprehensive income (loss)	—	—	—	—	1,224	1,224
Stock-based compensation	—	—	24,585	—	—	24,585
Exercise of common stock options	1,635	2	380	—	—	382
Vested restricted stock units	840	1	(11,809)	—	—	(11,808)
Balance as of March 31, 2025	170,504	$171	$958,047	$(517,132)	$(1,516)	$439,570
Net loss	—	—	—	(7,298)	—	(7,298)
Other comprehensive income (loss)	—	—	—	—	3,167	3,167
Stock-based compensation	—	—	16,489	—	—	16,489
Exercise of common stock options	269	—	149	—	—	149
Vested restricted stock units	608	1	(5,829)	—	—	(5,828)
Issuance of shares for employee stock purchase plan	178	—	2,534	—	—	2,534
Balance as of June 30, 2025	171,559	$172	$971,390	$(524,430)	$1,651	$448,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACV AUCTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(19,119)	$(22,115)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,956	21,449
Stock-based compensation expense, net of amounts capitalized	28,272	32,028
Provision for bad debt	8,872	3,111
Other non-cash, net	1,539	2,266
Changes in operating assets and liabilities:
Trade receivables	(23,233)	(41,714)
Other operating assets	5,189	(1,059)
Accounts payable	13,915	85,423
Other operating liabilities	1,621	950
Net cash provided by operating activities	41,012	80,339
Cash Flows from Investing Activities
Net increase in finance receivables	(10,544)	(71,564)
Purchases of property and equipment	(4,898)	(4,205)
Capitalization of software costs	(18,491)	(17,932)
Purchases of marketable securities	—	(24,833)
Maturities and redemptions of marketable securities	—	24,888
Net cash used in investing activities	(33,933)	(93,646)
Cash Flows from Financing Activities
Proceeds from long term debt	175,000	220,000
Payments towards long term debt	(160,000)	(156,500)
Payment of debt issuance costs	—	(1,457)
Proceeds from exercise of stock options	772	531
Payment of RSU tax withholdings in exchange for common shares surrendered by RSU holders	(4,191)	(17,636)
Proceeds from employee stock purchase plan	2,535	2,534
Repurchase and retirement of common stock	(50,196)	—
Other financing activities	—	(74)
Net cash (used in) provided by financing activities	(36,080)	47,398
Effect of exchange rate changes on cash and cash equivalents	(237)	209
Net (decrease) increase in cash and cash equivalents	(29,238)	34,300
Cash and cash equivalents, beginning of period	271,497	224,065
Cash and cash equivalents, end of period	$242,259	$258,365
Supplemental disclosure of cash flow information
Non-cash investing and financing activities:
Stock-based compensation included in capitalized software development costs	$3,533	$3,613
Purchase of property and equipment and internal use software in accounts payable	$971	$1,247
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
Basis of Preparation – The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). The Company has condensed or omitted certain information and notes normally included in complete annual financial statements prepared in accordance with GAAP. These financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the Company's financial information. The unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026 (the "Annual Report"). As of June 30, 2026, there have been no material changes in our significant accounting policies from those that were disclosed in the Annual Report on Form 10-K, unless otherwise discussed below.  Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
Seasonality – The volume of vehicles sold through auctions held on ACV's marketplace platform fluctuates from quarter to quarter. This seasonality is caused by several factors, including holidays, weather, the seasonality of the retail market for used vehicles and the timing of federal tax returns, which affects the demand side of the vehicle auction industry. As a result, revenue and operating expenses related to volume will fluctuate accordingly on a quarterly basis. In the fourth quarter, we typically experience lower used vehicle auction volume as well as additional costs associated with the holidays. Seasonally depressed used vehicle auction volume typically continues during the winter months through the beginning of the first quarter. Typical seasonality trends may not be observed in periods where other external factors more significantly impact the industry.
Recent Accounting Pronouncements – The following table provides a description of accounting standards that have been adopted and those accounting standards that have not yet been adopted that could have an impact to the consolidated financial statements upon adoption.

Accounting Standard Update	Description	Required date of adoption	Effect on consolidated financial statements
Accounting Standards Adopted
Codification Improvements (ASU 2025-12)	This update represents changes to the codification that (1) clarify, (2) correct errors, or (3) make minor improvements.

Thirty-three issues are addressed in this update. An entity may elect to early adopt the amendments on an issue-by-issue basis.	December 31, 2027	The Company adopted the amendments to paragraph 505-30-30-8 on January 1, 2026 on a prospective basis.

The Company is currently evaluating the impact that all other amendments in this update may have on the consolidated financial statements.

Accounting Standards Not Yet Adopted
Reporting Comprehensive Income—Expense Disaggregation Disclosures (ASU 2024-03)	This guidance enhances the disaggregated disclosure of income statement expenses.	December 31, 2027	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.
Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)	This update modernizes the guidance to reflect the software development approaches currently used.	December 31, 2028	The Company is currently evaluating the impact this guidance may have on the consolidated financial statements.
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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,627	$—	$—	$17,627
Total financial assets	$17,627	$—	$—	$17,627

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,140	$—	$—	$85,140
Total financial assets	$85,140	$—	$—	$85,140
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
Changes in the allowance for credit losses related to trade receivables for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$5,398	$5,500	$3,828	$6,372
Provision for credit losses	1,682	(76)	4,288	805
Net write-offs
Write-offs	(1,211)	(1,077)	(2,258)	(3,005)
Recoveries	259	21	270	196
Net write-offs	(952)	(1,056)	(1,988)	(2,809)
Ending balance	$6,128	$4,368	$6,128	$4,368

Changes in the allowance for credit losses related to finance receivables for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$22,256	$4,550	$29,026	$4,191
Provision for credit losses	1,936	1,584	4,584	2,306
Net write-offs
Write-offs	(15,765)	(1,250)	(25,247)	(1,768)
Recoveries	86	213	150	368
Net write-offs	(15,679)	(1,037)	(25,097)	(1,400)
Ending balance	$8,513	$5,097	$8,513	$5,097
On September 10, 2025, Tricolor Holdings, LLC, and certain of its affiliates (collectively, "Tricolor") filed a voluntary petition for relief under Chapter 7 of the United States Bankruptcy Code with the United States Bankruptcy court for the Northern District of Texas. During the quarter ending September 30, 2025, the Company recorded a provision for credit losses for the full amount of the floorplan finance receivables due from Tricolor. Tricolor accounted for $11.1 million and $18.7 million of the Company's finance receivable write-offs for the three and six months ended June 30, 2026, respectively.
4.    Guarantees, Commitments and Contingencies
The Company provides certain guarantees to sellers in the marketplace in the ordinary course of business, which are accounted for under ASC 460, Guarantees as a general guarantee.
Vehicle Condition Guarantees – Sellers must attach a vehicle condition report in the marketplace for every auction; this vehicle condition report is used by Buyers to inform bid decisions. The Company offers guarantees to Sellers in qualifying situations where the Company performed a vehicle inspection and prepared the vehicle condition report. Sellers pay a fee in exchange for this guarantee. Such guarantees provide Sellers protection from paying remedies to Buyers related to a Buyer’s claim that the vehicle condition report did not accurately portray the condition of the vehicle purchased on the Marketplace. These guarantees provide the Company with the right to retain proceeds from the subsequent liquidation of vehicles covered under the guarantees. The guarantees are typically provided for 10 days after the successful sale of the vehicle on the Marketplace. The fair value of vehicle condition guarantees issued is estimated based on historical results and other qualitative factors. Vehicle condition guarantee revenue is recognized on the earlier of the guarantee expiration date or the guarantee settlement date. The maximum potential payment is the sale price of the vehicle. The total sale price of vehicles for which there was an outstanding guarantee was approximately $255.1 million and approximately $193.2 million at June 30, 2026 and December 31, 2025, respectively. The carrying amount of the liability included in Accrued other liabilities on the Condensed Consolidated Balance Sheets was $2.2 million and $2.1 million at June 30, 2026 and December 31, 2025, respectively.
Price Guarantees – The Company provides Sellers with a price guarantee for vehicles to be sold on the marketplace from time to time. If a vehicle sells below the guaranteed price, the Company is responsible for paying the Seller the difference between the guaranteed price and the final sale price. The term of the guarantee is typically less than one week. No material unsettled price guarantees existed at June 30, 2026 and December 31, 2025.
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

5.    Borrowings
There have been no material changes to the Company’s borrowing arrangements since those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Note 9 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for further details regarding our credit facilities and their key terms. As of June 30, 2026, the Company was in compliance with all of its financial covenants and non-financial covenants.
2021 Revolver
As of June 30, 2026 and December 31, 2025, outstanding borrowings under the Company's revolving credit facility (the "2021 Revolver") were $80.0 million and $70.0 million, respectively, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.1 million and $3.1 million, respectively, decreasing the availability under the 2021 Revolver by a corresponding amount. As of June 30, 2026, the interest rate on the outstanding borrowing was 6.47%.
Warehouse Facility
As of June 30, 2026 and December 31, 2025, borrowings under the Company's revolving warehouse facility (the "Warehouse Facility") were $125.0 million and $120.0 million, respectively. As of June 30, 2026, the interest rate on the outstanding borrowing was 6.59%.
6.    Revenue
The following table summarizes the primary components of marketplace and service revenue. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Auction marketplace revenue	$92,401	$92,267	$186,178	$182,250
Other marketplace revenue	88,306	75,397	168,657	143,074
Data services revenue	8,540	8,331	16,622	16,608
Marketplace and service revenue	$189,247	$175,995	$371,457	$341,932
Contract liabilities represent consideration collected prior to satisfying performance obligations. The Company had $7.3 million and $5.6 million of contract liabilities included in Accrued other liabilities on the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively. Revenue recognized for the three months ended June 30, 2026 from amounts included in deferred revenue as of March 31, 2026, was $7.7 million. Revenue recognized for the six months ended June 30, 2026 from amounts included in deferred revenue as of December 31, 2025 was $5.6 million. All of the remaining performance obligations for contracts are expected to be recognized within one year.
7.    Stock-Based Compensation
Refer to Note 13 to the Company's consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for further details regarding the Company's equity plans.

The following table summarizes the stock option activity for the six months ended June 30, 2026 (in thousands, except year and per share amounts):

	Number of Options	Weighted- Average Exercise Price Per Share	Intrinsic Value	Weighted- Average Remaining Contractual Term (in years)
Outstanding, December 31, 2025	1,676	$2.67	$8,975	2.76
Exercised	(500)	1.55
Forfeited	—	—
Expired	(9)	3.53
Outstanding, June 30, 2026	1,167	$3.15	$4,827	2.83
Exercisable, June 30, 2026	1,167	$3.15	$4,827	2.83
The following table summarizes the RSU activity for the six months ended June 30, 2026 (in thousands, except per share amounts):

	Number of RSUs	Weighted- Average Grant-Date Fair Value
Outstanding, December 31, 2025	8,714	$16.05
Granted	6,137	4.69
Vested	(1,622)	15.50
Forfeited	(402)	14.19
Outstanding, June 30, 2026	12,827	$10.74
The compensation expense related to the unvested portion of restricted stock units was approximately $111.3 million at June 30, 2026. The unvested portion of compensation expense for restricted stock units is expected to be recognized over a weighted-average period of 2.3 years.
During the second quarter of 2026, the Company's Board of Directors approved long-term incentive awards to certain of the Company's executive officers comprised of performance share units (“PSUs”), which may only be settled in shares of the Company’s Common Stock. The PSUs are subject to both service-based vesting conditions and a requirement that the relative total shareholder return ("rTSR") of the Company's Common Stock, measured against the Russell 2000, achieve at least the 25th percentile, at which point 50% of the award is earned, with a maximum earning potential of 200% if the 75th percentile or above is achieved (the “rTSR Condition”). The rTSR Condition is measured over a two-year performance period ending on December 31, 2027. The rTSR Condition earning potential is capped at 100% if the Company’s stock price is lower at the end of the performance period than at the beginning of such period. If the rTSR Condition is met at the end of the performance period, 50% of the award will vest in the first quarter of 2028, with the remaining 50% of the award vesting in the first quarter of 2029. In each circumstance, vesting is subject to the executive’s continued service with the Company until the time of vesting.
8.    Income Taxes
The Company had effective tax rates of approximately (7)% and 0% for the three months ended June 30, 2026 and 2025, and (6)% and (2)% for the six months ended June 30, 2026 and 2025, respectively. The principal differences between the federal statutory rate and the effective tax rates are related to state taxes, foreign taxes and credits, and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

9.    Net Loss Per Share
The numerators and denominators of the basic and diluted net loss per share computations for the Company's common stock are calculated as follows for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(8,227)	$(7,298)	$(19,119)	$(22,115)
Denominator:
Weighted-average number of shares of common stock - basic and diluted	171,038	170,472	172,190	169,415
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.05)	$(0.04)	$(0.11)	$(0.13)
The following table presents the total weighted-average number of potentially dilutive shares that were excluded from the computation of diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the period presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Unvested RSUs and other awards	2,124	2,600	1,523	2,978
Stock options	575	1,743	675	2,355
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

The following is the information used by the CODM in assessing segment performance:

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Revenue	$213,941	$193,703	$418,133	$376,400
Less:
Marketplace and service cost of revenue (excluding depreciation & amortization)	85,504	74,319	165,324	143,721
Customer assurance cost of revenue (excluding depreciation & amortization)	21,722	16,909	40,702	30,886
Marketplace operations	30,322	30,153	60,945	59,765
Technology and development	16,622	15,648	32,469	30,226
Sales and marketing	24,656	26,232	50,558	53,969
General and administrative	29,125	26,740	59,461	58,021
Depreciation and amortization	12,036	10,897	23,956	21,438
Total operating expenses	219,987	200,898	433,415	398,026
Loss from operations	(6,046)	(7,195)	(15,282)	(21,626)
Interest income	1,591	2,152	3,285	4,041
Interest expense	(3,221)	(2,286)	(6,041)	(4,196)
Provision for (benefit from) income taxes	551	(31)	1,081	334
Segment net loss	$(8,227)	$(7,298)	$(19,119)	$(22,115)

For the three and six months ended June 30, 2026 and 2025, revenue outside of the United States, based on the billing address of the customer, was not material. As of June 30, 2026 and December 31, 2025, long-lived assets located outside of the United States were not material.
11.    Stockholders Equity

In May 2026, our Board of Directors authorized a share repurchase program authorizing up to $100.0 million in share repurchases (the “2026 Repurchase Program”). The 2026 Repurchase Program does not have an expiration date.

On May 12, 2026, the Company entered into an accelerated share repurchase agreement (the “ASR”) with Citibank, N.A. pursuant to which the Company paid $50.0 million and received an initial delivery of approximately $6.0 million shares of the Company’s common stock (the “Initial ASR Shares”), representing approximately 70% of the prepayment value based on the closing price at inception. The ASR was accounted for as two transactions: (1) a stock repurchase and (2) a forward contract classified as an equity instrument, with the delivery of the Initial ASR Shares immediately reducing weighted-average shares outstanding for both basic and diluted EPS. The Initial ASR Shares were retired upon delivery. The total number of shares to be repurchased by the Company pursuant to the ASR will be based on the volume-weighted average price of the Company’s common stock during the term of the ASR, less a discount, and subject to customary adjustments under the terms and conditions of the ASR agreement. Any incremental shares that may be delivered upon the final settlement of the ASR agreement will be reflected in basic and diluted shares outstanding at the time the shares are delivered. The transactions under the ASR agreement are expected to be completed no later than the fourth quarter of fiscal 2026.

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

	Three Months ended June 30,				Six Months ended June 30,
	2026		2025		2026		2025
Marketplace Units	211,472		210,429		424,964		418,454
Marketplace GMV	$2.7	billion	$2.7	billion	$5.4	billion	$5.3	billion
Adjusted EBITDA	$20.8	million	$18.6	million	$37.9	million	$32.5	million
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

Results of Operations
The following table sets forth our Condensed Consolidated Statements of Operations data expressed as a percentage of total revenue for the periods presented:

	Three months ended June 30,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$189,247	88%	$175,995	91%
Customer assurance revenue	24,694	12%	17,708	9%
Total revenue	213,941	100%	193,703	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	85,504	40%	74,319	38%
Customer assurance cost of revenue (excluding depreciation & amortization)	21,722	10%	16,909	9%
Operations and technology (1)(6)	46,944	22%	45,801	24%
Selling, general, and administrative (1) (3) (5) (6)	53,781	25%	52,972	27%
Depreciation and amortization (2) (4)	12,036	6%	10,897	6%
Total operating expenses	219,987		200,898
Loss from operations	(6,046)		(7,195)
Other Income (expense):
Interest income	1,591		2,152
Interest expense	(3,221)		(2,286)
Total other expense	(1,630)		(134)
Loss before income taxes	(7,676)		(7,329)
Provision for (benefit from) income taxes	551		(31)
Net loss	$(8,227)		$(7,298)

	Six months ended June 30,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands)
Revenue:
Marketplace and service revenue	$371,457	89%	$341,932	91%
Customer assurance revenue	46,676	11%	34,468	9%
Total revenue	418,133	100%	376,400	100%
Operating expenses:
Marketplace and service cost of revenue (excluding depreciation & amortization) (1)	165,324	40%	143,721	38%
Customer assurance cost of revenue (excluding depreciation & amortization)	40,702	10%	30,886	8%
Operations and technology (1) (6)	93,414	22%	89,991	24%
Selling, general, and administrative (1) (3) (5) (6) (7)	110,019	26%	111,990	30%
Depreciation and amortization (2) (4)	23,956	6%	21,438	6%
Total operating expenses	433,415		398,026
Loss from operations	(15,282)		(21,626)
Other Income (expense):
Interest income	3,285		4,041
Interest expense	(6,041)		(4,196)
Total other expense	(2,756)		(155)
Loss before income taxes	(18,038)		(21,781)
Provision for income taxes	1,081		334
Net loss	$(19,119)		$(22,115)

(1) Includes stock-based compensation expense as follows:	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$210	$281	$407	$586
Operations and technology	3,698	4,077	7,150	8,351
Selling, general, and administrative	10,900	11,096	20,715	23,091
Stock-based compensation expense	$14,808	$15,454	$28,272	$32,028

(2) Includes acquired intangible asset amortization as follows:	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Depreciation and amortization	$2,594	$2,591	$5,190	$5,364

(3) Includes litigation-related costs as follows:	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Selling, general, and administrative	$—	$—	$—	$1,100

(4) Includes amortization of capitalized stock based compensation as follows:	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Depreciation and amortization	$1,486	$1,504	$3,034	$2,967

(5) Includes acquisition-related costs as follows:	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Selling, general, and administrative	$—	$—	$—	$403

(6) Includes other costs as follows:	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Operations and technology	$—	$—	$73	$—
Selling, general, and administrative	(284)	—	253	—
Other costs	$(284)	$—	$326	$-
Comparison of the three months ended June 30, 2026 and 2025
Revenue
Marketplace and Service Revenue

	Three months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Marketplace and service revenue	$189,247	$175,995	$13,252	8%
The increase was primarily driven by an increase in other marketplace revenue which is earned from providing transportation and financing services. For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, other marketplace revenue increased to $88.3 million from $75.4 million and auction marketplace revenue increased to $92.4 million from $92.3 million. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in transportation revenue per mile and an increase in the number of units transported. Increases in revenue per mile were driven by rising fuel costs being passed on to customers. The increase in auction marketplace revenue was driven by buy fee rate increases and volume increases. The volume of Marketplace Units sold on the marketplace platform increased to 211,472 for the three months ended June 30, 2026 from 210,429 for the comparable prior year period which is an indicator of increased overall customer engagement. The wholesale automotive industry continues to transition to digital transactions, with an increasing amount of customers transacting digitally versus at physical auction houses. This industry transition, and our position as a leader in the area of digital wholesale automotive auctions, continues to drive more business to our marketplace platform. The average total revenue per Marketplace Unit increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to higher buyer rates and customers adding more optional ancillary services to the auction such as transportation services and financing services which resulted in increase to both auction marketplace and other marketplace revenue.
Customer Assurance Revenue

	Three months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Customer assurance revenue	$24,694	$17,708	$6,986	39%
The increase was primarily driven by an increase in other customer assurance revenue due to an increase in units sold through our price guarantee sales and an increase in the estimated fair value per unit sold through the guarantee sale. Other customer assurance revenue increased to $6.3 million for the three months ended June 30, 2026 from $1.5 million for the three months ended June 30, 2025. Go Green assurance revenue also increased, driven by an increase in units that elected the Go Green offering. For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, Go Green assurance revenue increased to $18.4 million from $16.2 million.
Operating Expenses
Marketplace and Service Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$85,504	$74,319	$11,185	15%
Percentage of revenue	40%	38%
The increase primarily consisted of higher costs related to generating other marketplace revenue. Other marketplace cost of revenues increased to $63.5 million for the three months ended June 30, 2026, compared to $52.3 million for the three months ended June 30, 2025, due to an increase in the average cost per mile transported and an increase in units transported. Higher fuel costs drove the increase in the average cost per mile transported. For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, total cost attributed to generating auction marketplace revenue increased to $17.0 million from $16.6 million. For the three months ended June 30, 2026, data services cost of revenue was $5.1 million, compared to $5.4 million in the comparable prior year period. Marketplace and service costs of revenues as a percentage of revenue increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to a decrease in units sold at our physical auction locations which resulted in higher cost of revenue as a percentage of revenue on these units. Higher fuel costs associated with transporting vehicles to customers also contributed to the increase.

Customer Assurance Cost of Revenue

	Three months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$21,722	$16,909	$4,813	28%
Percentage of revenue	10%	9%
The increase was primarily driven by an increase in other customer assurance cost of revenue due to an increase in units sold through our price guarantee sales and an increase in the average cost per guarantee sale unit. Other customer assurance cost of revenue increased to $6.1 million for the three months ended June 30, 2026, compared to $2.2 million for the three months ended June 30, 2025 due primarily to an increase in costs incurred on the Company's price guarantee sales driven by an increase in units sold through our price guarantee sales and an increase in the average cost per guarantee sale unit in the current year compared to the prior period. Go Green assurance cost of revenue also increased, driven by an increase in the number of arbitration claims due to increased volume of completed auctions where the customer elected the Go Green offering. For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, Go Green assurance cost of revenue increased to $15.6 million from $14.7 million. Customer assurance cost of revenue as a percentage of revenue increased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to the higher proportion of units sold through our price guarantee sale. Units sold through the guarantee sale generally have a higher cost of revenue as a percentage of revenue than units sold without a guarantee but we believe the guarantee sale units are still accretive to revenue and net income.
Operations and Technology Expenses

	Three months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Operations and technology	$46,944	$45,801	$1,143	2%
Percentage of revenue	22%	24%
The increase was primarily due to higher software and technology costs as we continue to invest in our technology and infrastructure to enable future growth. Software and technology costs increased to $6.4 million from $5.1 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. For the three months ended June 30, 2026 compared to the three months ended June 30, 2025, personnel-related costs remained flat at $37.8 million. Other expenses decreased to $2.7 million from $2.9 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Operations and technology expense as a percentage of revenue decreased during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 as we continued our efforts to effectively manage costs while growing revenue.
Selling, General, and Administrative Expenses

	Three months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Selling, general, and administrative	$53,781	$52,972	$809	2%
Percentage of revenue	25%	27%
The increase was primarily driven by higher non-personnel costs, largely attributable to increased bad debt expense. Non-personnel costs increased to $12.0 million for the three months ended June 30, 2026 from $7.9 million for the three months ended June 30, 2025. This increase was partially offset by a decrease in personnel-related costs, including stock-based compensation and incentive-based compensation,to $41.9 million from $45.1 million for the same period. Selling, general, and administrative expenses as a percentage of revenue decreased during the three months ended

June 30, 2026 compared to the three months ended June 30, 2025 as we continued our efforts to effectively manage costs while growing revenue.
Depreciation and Amortization

	Three months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Depreciation and amortization	$12,036	$10,897	$1,139	10%
Percentage of revenue	6%	6%
The increase was primarily due to an increase of $1.0 million in amortization of internal-use software costs due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense. Depreciation and amortization as a percentage of revenue remained the same during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Comparison of the six months ended June 30, 2026 and 2025
Revenue
Marketplace and Service Revenue

	Six months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Marketplace and service revenue	$371,457	$341,932	$29,525	9%
The increase was primarily driven by an increase in other marketplace revenue which is earned from providing transportation and financing services. Auction marketplace revenue from our Marketplace Buyers and Marketplace Sellers increased as well. For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, other marketplace revenue increased to $168.7 million from $143.1 million and auction marketplace revenue increased to $186.2 million from $182.3 million. The increase in other marketplace revenue was primarily related to an increase in the revenue earned from the transportation of vehicles due to an increase in transportation revenue per mile and an increase in the number of units transported. Increases in revenue per mile were driven by rising fuel costs being passed on to customers. The increase in auction marketplace revenue was driven by buy fee rate increases and volume increases. The volume of Marketplace Units sold on the marketplace platform increased to 424,964 for the six months ended June 30, 2026 from 418,454 for the comparable prior year period which is an indicator of increased overall customer engagement. The wholesale automotive industry continues to transition to digital transactions, with an increasing amount of customers transacting digitally versus at physical auction houses. This industry transition, and our position as a leader in the area of digital wholesale automotive auctions, continues to drive more business to our marketplace platform. The average total revenue per Marketplace Unit increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to the aforementioned higher buyer fee rates and customers adding more optional ancillary services to the auction such as transportation services and financing services which resulted in an increase to both auction marketplace and other marketplace revenue.
Customer Assurance Revenue

	Six months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Customer assurance revenue	$46,676	$34,468	$12,208	35%
The increase was primarily driven by an increase in other customer assurance revenue due to an increase in units sold through our price guarantee sales and an increase in the estimated fair value per unit sold through the guarantee sale. Other assurance revenue increased to $11.1 million for the six months ended June 30, 2026 from $3.4 million for the six months ended June 30, 2025. Go Green assurance revenue also increased, driven by an increase in units that elected the Go Green offering. For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, Go Green assurance revenue increased to $35.6 million from $31.1 million.
Operating Expenses
Marketplace and Service Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Marketplace and service cost of revenue (excluding depreciation & amortization)	$165,324	$143,721	$21,603	15%
Percentage of revenue	40%	38%
The increase primarily consisted of higher costs related to generating other marketplace revenue. For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, total cost attributed to generating other marketplace revenue increased to $120.9 million compared to $100.0 million, due to an increase in the average cost per mile transported and increase in units transported. Higher fuel costs drove the increase in the average cost per mile transported. For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, total cost attributed to generating auction marketplace revenue increased to $34.8 million from $33.2 million. The increase in auction marketplace cost of revenue is due to increased units sold through our marketplace. Data services cost of revenue was $9.6 million for the six months ended June 30, 2026 compared to $10.5 million for the six months ended June 30, 2025. Marketplace and services cost of revenues as a percentage of revenue increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to a decrease in units sold at our physical auction locations which resulted in higher cost of revenue as a percentage of revenue on these units. Higher fuel costs associated with transporting vehicles to customers also contributed to the increase.
Customer Assurance Cost of Revenue

	Six months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Customer assurance cost of revenue (excluding depreciation & amortization)	$40,702	$30,886	$9,816	32%
Percentage of revenue	10%	8%
The increase was primarily driven by an increase in other customer assurance cost of revenue due to an increase in units sold through our price guarantee sales and an increase in the average cost per guarantee sale unit. Other customer assurance cost of revenue increased to $11.0 million for the six months ended June 30, 2026, compared to $3.5 million for the six months ended June 30, 2025 due primarily to an increase in costs incurred on the Company's price guarantee sales driven by an increase in units sold through our price guarantee sales and an increase in the average cost per guarantee sale unit in the current year compared to the prior period. Go Green assurance cost of revenue also increased, driven by an increase in the number of arbitration claims due to increased volume of completed auctions where the customer elected the Go Green offering. For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, Go Green assurance cost of revenue increased to $29.7 million from $27.3 million. Customer assurance cost of revenues as a percentage of revenue increased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to the higher proportion of units sold through our price guarantee sale. Units sold through the guarantee sale generally have higher cost of revenue as a percentage of revenue than units sold without a guarantee but we believe the guarantee sale units are still accretive to revenue and net income.

Operations and Technology Expenses

	Six months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Operations and technology	$93,414	$89,991	$3,423	4%
Percentage of revenue	22%	24%
The increase is primarily due to higher software and technology costs as we continue to invest in our technology and infrastructure to enable future growth. Software and technology expenses increased to $13.2 million from $10.1 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Other expenses increased to $5.4 million from $4.5 million in the six months ended June 30, 2026 compared to the six months ended June 30, 2025. For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, personnel-related costs decreased to $74.9 million from $75.3 million. Operations and technology expense as a percentage of revenue decreased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as we continued our efforts to effectively manage costs while growing our revenue.
Selling, General, and Administrative Expenses

	Six months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Selling, general, and administrative	$110,019	$111,990	$(1,971)	(2)%
Percentage of revenue	26%	30%
The decrease primarily consisted of lower personnel-related other costs. For the six months ended June 30, 2026 compared to the six months ended June 30, 2025, personnel-related costs, including stock-based compensation and incentive-based compensation decreased to $83.9 million from $92.3 million Non-personnel expenses increased to $26.2 million in the six months ended June 30, 2026 from $19.7 million in the six months ended June 30, 2025 primarily due to increased bad debt expense. Selling, general, and administrative expenses as a percentage of revenue decreased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 as we continued our efforts to effectively manage costs while growing revenue.
Depreciation and Amortization

	Six months ended June 30,		$ Change	% Change
	2026	2025
	(in thousands)
Depreciation and amortization	$23,956	$21,438	$2,518	12%
Percentage of revenue	6%	6%
The increase was primarily due to an increase of $2.4 million in amortization of internal-use software costs due to the placing of internal-use software projects into service and the subsequent recognition of amortization expense. Depreciation and amortization as a percentage of revenue remained flat during the six months ended June 30, 2026 and six months ended June 30, 2025.
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
The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(8,227)	$(7,298)	$(19,119)	$(22,115)
Depreciation and amortization	12,036	10,904	23,956	21,450
Stock-based compensation	14,808	15,454	28,272	32,028
Net interest expense	1,630	134	2,756	155
Provision for income taxes	551	(31)	1,081	334
Acquisition-related costs	—	—	—	403
Litigation-related costs (1)	—	—	—	1,100
Other	(33)	(586)	922	(870)
Adjusted EBITDA	$20,765	$18,577	$37,868	$32,485

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
The following table presents a reconciliation of Non-GAAP Net income (loss) to net loss, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(8,227)	$(7,298)	$(19,119)	$(22,115)
Stock-based compensation	14,808	15,454	28,272	32,028
Amortization of acquired intangible assets	2,594	2,591	5,190	5,364
Amortization of capitalized stock based compensation	1,486	1,504	3,034	2,967
Acquisition-related costs	—	—	—	403
Litigation-related costs (1)	—	—	—	1,100
Other	(284)	—	326	—
Non-GAAP Net income	$10,377	$12,251	$17,703	$19,747

Liquidity and Capital Resources
We have financed operations since our inception primarily through our marketplace revenue, proceeds from sales of equity securities, and debt facilities.
As of June 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $242.3 million. We believe that our existing cash and cash equivalents and cash flow from operations will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months and for the long-term. Our future capital requirements over the long-term will depend on many factors, including volume of sales with existing customers, expansion of sales and marketing activities to acquire new customers, timing and extent of spending to support development efforts and introduction of new and enhanced services. We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition.
As of June 30, 2026, our principal commitments primarily consist of long-term debt and leases for facilities. We have $5.5 million of lease obligations due within a year, and an additional $39.2 million of lease obligations due at various dates through 2039.

In order to compete successfully and sustain operations at current levels over the next 12 months, we will be required to devote a significant amount of operating cash flow to our human capital in the form of salaries and wages. Additionally, we enter into purchase commitments for goods and services made in the ordinary course of business. These purchase commitments include goods and services received and recorded as liabilities as of June 30, 2026 as well as goods and services which have not yet been delivered or performed and have, therefore, not been reflected in our unaudited Condensed Consolidated Balance Sheets and unaudited Condensed Consolidated Statements of Operations. These commitments typically become due after the delivery and completion of such goods or services.
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
Our Debt Arrangements
2021 Revolver
As of June 30, 2026, $80.0 million was drawn under the 2021 Revolver with an interest rate of 6.47%, and there were outstanding letters of credit issued under the 2021 Revolver in the amount of $3.1 million. As of June 30, 2026, we had unused borrowing capacity of $166.9 million under the 2021 revolver.
Warehouse Facility
As of June 30, 2026 borrowings under the Warehouse Facility were $125.0 million with an interest rate of 6.59%. As of June 30, 2026, we had unused borrowing capacity of $75.0 million under our Warehouse Facility.
We were in compliance with all such applicable covenants as of June 30, 2026, and believe we are in compliance as of the date of this Quarterly Report on Form 10-Q.
Cash Flows from Operating, Investing, and Financing Activities
The following table shows a summary of our cash flows for the periods presented:

	Six months ended June 30,
	2026	2025
Net cash provided by operating activities	$41,012	$80,339
Net cash used in investing activities	(33,933)	(93,646)
Net cash (used in) provided by financing activities	(36,080)	47,398
Effect of exchange rate changes	(237)	209
Net (decrease) increase in cash and cash equivalents	$(29,238)	$34,300
Operating Activities
Our largest source of operating cash is cash collection from fees earned on our marketplace. Our primary uses of cash from operating activities are for costs of revenue, personnel expenses, sales and marketing expenses and overhead expenses.
In the six months ended June 30, 2026 and 2025, net cash provided by operating activities was $41.0 million and $80.3 million, respectively. Net cash provided by operating activities during the six months ended June 30, 2026 and 2025 consisted primarily of cash earnings and an increase in accounts payable to sellers partially offset by an increase in accounts receivable due from buyers. The decrease in cash provided by operating activities during the six months ended June 30, 2026 relative to the six months ended June 30, 2025 is primarily due to the timing of collections and disbursements of funds related to auctions completed near period end.

Investing Activities
In the six months ended June 30, 2026 and 2025, net cash used in investing activities was $33.9 million and $93.6 million, respectively. Net cash used in investing activities during the six months ended June 30, 2026 consisted of capitalized software development costs and an increase in finance receivables. Net cash used in investing activities during the six months ended June 30, 2025 was primarily related to the increase in finance receivables as well as capitalized software development.
The decrease in net cash used in investing activities during the six months ended June 30, 2026 relative to the six months ended June 30, 2025 was primarily driven by a smaller increase in the finance receivables portfolio compared to the prior year.
Financing Activities
In the six months ended June 30, 2026 net cash used in financing activities was $36.1 million and in the six months ended June 30, 2025 net cash provided by financing activities was $47.4 million. Net cash used in financing activities during the six months ended June 30, 2026 relates to the repurchase of common stock offset by the proceeds, net of repayments, from long term debt. Net cash provided by financing activities during the six months ended June 30, 2025 relates to the proceeds, net of repayments, from long term debt, partially offset by payments of RSU tax withholding in exchange for common shares surrendered by RSU holders.
The increase in net cash used in financing activities during the six months ended June 30, 2026 relative to the six months ended June 30, 2025 was primarily the result of the repurchase of common stock during the period and lower borrowings, net of repayments in the current period.
Seasonality
The volume of vehicles sold through our auctions fluctuates from quarter to quarter. This seasonality is caused by several factors, including holidays, weather, the seasonality of the retail market for used vehicles and the timing of federal tax returns, which affects the demand side of the auction industry. As a result, revenue and operating expenses related to volume will fluctuate accordingly on a quarterly basis. In the fourth quarter, we typically experience lower used vehicle auction volume as well as additional costs associated with the holidays. Seasonally depressed used vehicle auction volume typically continues during the winter months through the first quarter. Typical seasonality trends may not be observed in periods where other external factors more significantly impact the industry.
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
Interest Rate Risk
We had cash and cash equivalents of $242.3 million as of June 30, 2026, which consisted of interest-bearing investments with maturities of three months or less and investment grade securities, respectively. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We had borrowings from banks of $205.0 million as of June 30, 2026. The interest rate paid on these borrowings is variable, indexed to SOFR. Therefore, increases in interest rates will increase the interest expense on these borrowings. A hypothetical 100 basis point change in interest rates would not result in a material impact on our condensed consolidated financial statements.
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
The Company's management, with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2026. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2026, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
(c)Issuer Purchases of Equity Securities
The following table summarizes the repurchases of our Common Stock during the three months ended June 30, 2026 (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2026	—	$—	—	$—
May 1 - 31, 2026	5,993	$5.72	5,993	$34,380
June 1 - 30, 2026	—	$—	—	$34,380
Total	5,993		5,993
(1) On May 12, 2026, the Company entered into an accelerated share repurchase agreement (the “ASR”) with Citibank, N.A. pursuant to which the Company paid $50.0 million and received an initial delivery of approximately 6.0 million shares of the Company’s common stock (the “Initial ASR Shares”), representing approximately 70% of the prepayment value based on the closing price at inception. The total number of shares to be repurchased by the Company pursuant to the ASR will be based on the volume-weighted average price of the Company’s common stock during the term of the ASR, less a discount, and subject to customary adjustments under the terms and conditions of the ASR agreement. The transactions under the ASR agreement are expected to be completed no later than the fourth quarter of fiscal 2026. The share repurchase under the ASR Agreement is being made pursuant to the previously announced share repurchase program of up to $100.0 million, which the Company’s board of directors authorized in May 2026.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Our Section 16 officers (as defined in Rule 16a-1 under the Exchange Act) may from time to time enter into plans for the purchase or sale of ACV stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

During the quarter ended June 30, 2026, the following Section 16 officers adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 under Regulation S-K of the Exchange Act):

•On June 15, 2026, Andrew Peer, ACV's Chief Accounting Officer, adopted a trading plan. Mr. Peer's trading plan provides for the sale of up to 8,000 shares plus a number of shares to be determined based on the number of certain unsold shares under Mr. Peer's prior trading plan and a number of shares to be determined based on net vesting of RSUs. The first trade will not occur until September 14, 2026 at the earliest. Mr. Peer's trading plan is scheduled to terminate on May 28, 2027.

The Rule 10b5-1 trading arrangements described above were terminated, modified, adopted, and pre-cleared in accordance with ACV’s Insider Trading Policy and actual sale transactions made pursuant to any such trading arrangements have been or will be disclosed publicly in past or future Section 16 filings with the SEC. Other than disclosed above, no other officer adopted, modified or terminated a Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K) during the three months ended June 30, 2026.

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

The severance benefits under each Severance Agreement are subject to the Executive's continued compliance with all applicable restrictive covenants, including confidentiality, non-competition, non-solicitation of employees, and non-solicitation of customers,

The foregoing description of the Severance Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Executive Severance Agreement (CEO-Tier 1) and the form of Executive Severance Agreement (Executive-Tier 2), copies of which are referenced as Exhibits 10.1 and 10.2 herein.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.			3.1	August 11, 2025

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-40256	3.1	July 29, 2024

10.1	Form of Executive Severance Agreement (CEO-Tier 1)	10-Q	001-40256	10.20	May 6, 2026

10.2	Form of Executive Severance Agreement (Executive-Tier 2)	10-Q	001-40256	10.30	May 6, 2026

10.3	Master Confirmation - Accelerated Share Repurchase Agreement, between the Company and Citibank, N.A. dated May 12, 2026	8-K	001-40256	10.10	May 12, 2026

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ACV Auctions Inc.

Date: Aug 10, 2026	By:	/s/ George Chamoun
George Chamoun
Chief Executive Officer and Director

Date: Aug 10, 2026	By:	/s/ William Zerella
William Zerella
Chief Financial Officer